Form 10-Q
period 2021-06-30
Data Knights Acquisition Corp.
filed 2021-08-16
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40386

Data Knights Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2076743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Trident Court, 1 Oakcroft Road
Chessington, Surrey
United Kingdom	KT9 1BD

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-44-208-090-2009

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

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

As of August 16, 2021, there were 12,085,275 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

DATA KNIGHTS ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Balance Sheets as of June 30, 2021 (Unaudited)	1
	Condensed Statement of Operations for the three months ended June 30, 2021 and for the period from February 8, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the period from February 8, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the Period from February 8, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II - OTHER INFORMATION:		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30,
2021
(Unaudited)
ASSETS
Current assets
Cash	$802,110
Prepaid expense	10,000
Total current assets	812,110

Deferred offering costs
Cash held in Trust Account	117,300,794
Total assets	$118,112,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expense	$51,812
Total current liabilities	51,812

Warrant liability	6,174,038
Deferred underwriter fee payable	4,025,000
Total liabilities	10,250,850

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,597,751 shares at redemption value	102,862,053

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,487,524 issued and outstanding, excluding 10,597,751 shares subject to redemption	148
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding (1)	288
Additional paid in capital	692,258
Accumulated deficit	4,307,307
Total stockholders’ equity	5,000,001
Total liabilities and stockholders’ equity	$118,112,904

The accompanying notes are an integral part of these condensed unaudited financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

		For the Period from
		February 8, 2021
		(Inception)
	Three Months Ended	Through
	June 30,	June 30,
	2021	2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$(70,495)	$(71,339)
Loss from operation costs	(70,495)	(71,339)

Other income and expense:
Interest earned on marketable securities held in Trust Account	794	794
Change in Fair value of warrant liability	5,002,911	5,002,911
Non-operating expense	(625,059)	(625,059)
Net income	$4,308,152	$4,307,307

Weighted average shares outstanding of Class A common stock subject to redemption	9,679,074	9,679,074
Basic and diluted net loss per common stock	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,223,530	3,733,156
Basic and diluted net loss per common stock	$1.02	$1.15

The accompanying notes are an integral part of these condensed unaudited financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Retained earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(accumulated deficit)	Equity
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Sale of units in Initial Public Offering, net of offering costs	12,085,275	1,209	—	—	118,730,487	—	118,731,696
Deferred underwriting commission	—	—	—	—	(4,025,000)	—	(4,025,000)
Initial fair value of warrant liability	—	—	—	—	(11,176,949)	—	(11,176,949)
Initial shares subject to possible redemption	(9,660,700)	(966)	—	—	(98,538,177)	—	(98,539,143)
Subsequent shares subject to possible redemption	(937,051)	(95)	—	—	(4,322,815)	—	(4,322,910)
Net income	—	—	—	—	—	4,307,307	4,307,307
Balance – June 30, 2021	1,487,524	$148	2,875,000	$288	$692,258	$4,307,307	$5,000,001

	Three Months Ended June 30, 2021 (Unaudited)
	Class A		Class B		Additional	Retained earnings	Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 31, 2021	—	$—	2,875,000	$288	$24,712	$(845)	$24,155
Sale of units in Initial Public Offering, net of offering costs	12,085,275	1,209	—	—	118,730,487	—	118,731,696
Deferred underwriting commission	—	—	—	—	(4,025,000)	—	(4,025,000)
Initial fair value of warrant liability	—	—	—	—	(11,176,949)	—	(11,176,949)
Initial shares subject to possible redemption	(9,660,700)	(966)	—	—	(98,538,177)	—	(98,539,143)
Subsequent shares subject to possible redemption	(937,051)	(95)	—	—	(4,322,815)	—	(4,322,910)
Net income	—	—	—	—	—	4,380,152	4,308,152
Balance — June 30, 2021	1,487,524	$148	2,875,000	$288	$692,258	$4,307,307	$5,000,001

The accompanying notes are an integral part of these condensed unaudited financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

Cash flow from operating activities:
Net income	$4,308,151
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(794)
Changes in operating assets and liabilities:
Prepaid expense	(10,000)
Accrued expense	50,967
Change in fair value of warrant liability	(5,002,911)
Net cash used in operating activities	(654,587)

Cash flows from investing activities:
Investment of cash in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	115,000,059
Proceeds from sale of private placement units	5,852,692
Payment of offering costs	(2,121,054)
Net cash provided by financing activities	118,756,697

Net change in cash	802,110
Cash at the beginning of the period	—
Cash at the end of the period	$802,110

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$4,025,000
Initial classification of common stock subject to possible redemption	$98,539,143
Change in value of common stock subject to redemption	$4,322,910

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period February 8, 2021 (inception) through May 6, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the Initial Public Offering amounted to $6,771,112 consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 5) and $446,112 of other costs.

Following the closing of the Initial Public Offering $959,560 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2021, we have available to us $802,110 of cash on our balance sheet and a working capital of $760,298.

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

The Company will have until May 11, 2022 (or up to November 11, 2022, as applicable) to consummate a Business Combination. If the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering at the election of the Company subject to satisfaction of certain conditions, including the deposit of up $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit), into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the shares of Class A common stock and the warrants that are included as components of the Private Placement Units. Such warrants will expire worthless if the Company fails to complete a Business Combination within the 12-month time period (or up to 18-month time period).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $802,110 in cash and no cash equivalents as of June 30, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the period from February 8, 2021 (inception) through June 30, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, as there are 1,487,524 shares of Class A Common Stock outstanding, excluding 10,597,751 shares of Class A Common Stock are subject to possible redemption.

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

The following table reflects the calculation of basic and diluted net income per common share:

		For the period from
	For the	February 8, 2021
	Three Months	(inception)
	Ended June 30,	Through
	2021	June 30, 2021
Redeemable Class A common shares
Numerator: earnings allocable to redeemable Class A common shares
Interest income on investments held in Trust Account	$794	$794
Net earnings	$794	$794
Denominator: weighted average number of redeemable Class A common share	9,679,074	9,679,074
Basic and diluted net income per redeemable Class A common share	$0.00	$0.00

Non-redeemable Class A and Class B common shares
Numerator: net income (loss) minus redeemable net earnings
Net income	$4,308,152	$4,307,307
Interest income on investments held in Trust Account	(794)	(794)
Non-redeemable net income	$4,307,538	$4,306,513
Denominator: weighted average number of non-redeemable Class B common shares and Class A common shares	4,223,530	3,733,156
Basic and diluted net income per non-redeemable Class A common shares and Class B common share	$1.02	$1.15

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

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

Promissory Note — Related Party

On February 8, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On June 1, 2021, the $78,925 outstanding under the promissory note was repaid in full. On June 30, 2021, there is no amount outstanding under the promissory note.

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account  $1,150,000 since the underwriters’ over-allotment option was exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of  $2,300,000 since the underwriters’ over-allotment option was exercised in full ($0.10 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Warrant Liability(Continued)

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

At June 30, 2021, the Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021, 1,487,524 shares of Class A common stock issued and outstanding, excluding 10,597,751 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 25, 2021, the Sponsor transferred 15,000 shares to the Company’s Chief Executive Officer, 15,000 shares to the Company’s Chief Financial Officer and 5,000 shares to two of the Company’s independent directors. Following the determination of the Company’s third independent director, on March 23, 2021, the Sponsor transferred 5,000 shares to such independent director. At June 30, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Fair Value Measurements

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

The following table presents information about the Company's assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$117,300,793	$—	$—

Warrant Liabilities:
Public Warrants	$5,635,000	$—	$—
Private Placement Warrants	$—	$—	$539,038

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended June 30, 2021.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

At June 30, 2021, assets held in the Trust Account were comprised of $117,300,000 in U.S. Treasury Securities.

The Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in FASB ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a ‘‘fixed-for-fixed’’ option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for its warrants that are not actively traded. The Company recognized $6,174,038 for the derivative warrant liabilities on June 30, 2021.

The estimated fair value of certain derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	March 31, 2021		June 30, 2021
	(Public Warrants)	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50	$11.50
Share price	$10.00	$10.00	$9.89
Expected term (years)	5.75	5.75	5.61
Probability of Acquisition	75.0%	75.0%	75.0%
Volatility	17.0%	17.0%	17.3%
Risk-free rate	0.96%	0.96%	0.97%
Dividend yield (per share)	0.00%	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended June 30, 2021 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of March 31, 2021	$562,449	$10,614,500	$11,176,949
Change in valuation inputs or other assumptions(1)(2)	(23,411)	(4,979,500)	(5,002,911)
Fair value as of June 30, 2021	$539,038	$5,635,000	$6,174,038
(1)Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

Note 10 – Subsequent Events

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from February 8, 2021 (inception) through June 30, 2021, we had a net income of $4,307,307, which consists of interest income on marketable securities held in the Trust Account of $794, change in Fair Value of warrant liability $5,002,911, offset by operating costs of $71,340 and non-operating costs $625,058.

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

Transaction costs of the Initial Public Offering amounted to $6,771,112, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 5) and $446,112 of other costs.

As of June 30, 2021, we had available to us $802,110 of cash on our balance sheet and a working capital of $760,298. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 since the underwriters’ over-allotment option was exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 since the underwriters’ over-allotment option was exercised in full ($0.10 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

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

Net Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Consistent with FASB 480, shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per share of common stock for the three months June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the period from February 8, 2021 (inception) through June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, as there are 1,487,524 shares of Class A Common Stock outstanding, excluding 10,597,751 shares of Class A Common Stock are subject to possible redemption.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*     Filed herewith.

**   Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA KNIGHTS ACQUISITION CORP.

Date: August 16, 2021	/s/ Barry Anderson
	Name:	Barry Anderson
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: sAugust 16, 2021	/s/ Firdauz Edmin Bin Mokhtar
	Name:	Firdauz Edmin Bin Mokhtar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)