Form 10-Q
period 2021-09-30
Data Knights Acquisition Corp.
filed 2021-11-15
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November [12], 2021, there were 12,085,275 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

DATA KNIGHTS ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited)	1
	Condensed Statement of Operations for the three months ended September 30, 2021 and for the period from February 8, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from February 8, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the Period from February 8, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II - OTHER INFORMATION:		29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30,
2021
(Unaudited)
ASSETS
Current assets
Cash	$533,706
Prepaid expense	10,000
Prepaid insurance	134,000
Total current assets	677,706

Cash held in Trust Account	117,303,691
Total assets	$117,981,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expense	$16,132
Total current liabilities	16,132

Warrant liability	4,785,246
Deferred underwriter fee payable	4,025,000
Total liabilities	8,826,378

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value of $10.20	117,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 585,275 issued and outstanding, excluding 11,500,000 shares subject to redemption	59
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288
Additional paid in capital	—
Accumulated deficit	(8,145,328)
Total stockholders’ deficit	(8,144,981)
Total liabilities and stockholders’ deficit	$117,981,397

The accompanying notes are an integral part of these condensed unaudited financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

		For the Period
		from
		February 8, 2021
	Three Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2021	2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$98,724	$170,064
Loss from operation costs	(98,724)	(170,064)

Other income and expense:
Interest earned on marketable securities held in Trust Account	2,897	3,691
Change in Fair value of warrant liability	1,388,792	6,391,703
Non-operating expense	—	(625,059)
Net income	$1,292,965	$5,600,271

Weighted average shares outstanding of Class A common stock subject to redemption	11,500,000	6,997,872
Basic and diluted net income per common stock	$0.09	$0.55

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,460,275	3,231,146
Basic and diluted net income per common stock	$0.09	$0.55

The accompanying notes are an integral part of these condensed unaudited financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

						Retained	Total
	Class A		Class B		Additional	earnings	Stockholders’
	Common Stock		Common Stock		Paid in	(accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	deficit)	(Deficit)
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(845)	(845)

Balance — March 31, 2021	—	$—	2,875,000	$288	$24,712	$(845)	$24,155
Sale of units in IPO, net of offering costs	12,085,275	1,209	—	—	118,730,487	—	118,731,696
Deferred underwriting commission	—	—	—	—	(4,025,000)	—	(4,025,000)
Initial fair value of warrant liability	—	—	—	—	(11,176,949)	—	(11,176,949)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99(1)	(11,500,000)	(1,150)	—	—	(103,553,250)	(13,745,600)	(117,300,000)
Net income	—	—	—	—	—	4,308,152	4,308,152
Balance – June 30, 2021	585,275	$59	2,875,000	$288	$—	$(9,438,293)	$(9,437,946
Net income	—	—	—	—	—	1,292,965	1,292,965
Balance – September 30, 2021	585,275	$59	2,875,000	$288	$—	$(8,145,328)	$(8,144,981)

(1) - Balances include restatement for presentation of redeemable shares (see Note 2).

The accompanying notes are an integral part of these condensed unaudited financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash flow from operating activities:
Net income	$5,600,271
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(3,691)
Offering costs allocated to warrant liability	625,059
Changes in operating assets and liabilities:
Prepaid expense	(144,000)
Accrued expense	16,132
Change in fair value of warrant liability	(6,391,703)
Net cash used in operating activities	(297,932)

Cash flows from investing activities:
Investment of cash in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	112,700,000
Proceeds from sale of private placement units	5,852,750
Payment of offering costs	(446,112)
Net cash provided by financing activities	118,131,638

Net change in cash	533,706
Cash at the beginning of the period	—
Cash at the end of the period	$533,706

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$4,025,000
Initial value of Class A common stock subject to possible redemption	$117,300,000
Initial classification of the warrant liability	$11,176,949

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period February 8, 2021 (inception) through May 6, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 6, 2021. On May 11, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 585,275 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to Data Knights, LLC (the “Sponsor”), generating gross proceeds of $5,852,750, which is described in Note 5.

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

Transaction costs of the Initial Public Offering amounted to $6,771,112 consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $446,112 of other costs.

Following the closing of the Initial Public Offering 959,560 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2021, we have available to us $533,706 of cash on our balance sheet and a working capital of $661,574.

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statement

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the company has historically classified a portion of Class A unit shares in permanent equity to satisfy the $5,000,000 net tangible asset requirement.

Management reviewed the Company’s initial application of ASC 480-10-S99-3A to its accounting classification of public shares and determined that the public shares include certain redemption provisions outside of the Company’s control that require the public shares to be presented as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity. As such the Company is reporting upon restatements to those periods in this Quarterly Report.

Impact of the Restatement

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

As of May 11, 2021
	As Previously	Restatement
	Reported	Adjustment	As Restated
Total Assets	$118,859,560	$—	$118,859,560

Class A common stock subject to possible redemption;	98,539,143	18,760,857	117,300,000
Stockholders' Equity
Class A common stock, $0.0001 par value;	243	(184)	59
Class B common stock, $0.0001 par value;	288	—	288
Additional paid-in capital	5,624,421	(5,624,421)	—
Accumulated deficit	(624,951)	(13,136,252)	(13,761,203)
Total Stockholder’s Equity	5,000,001	(18,760,857)	(13,760,856)
Total Liabilities and Stockholder’s Equity	$118,859,560	$—	$118,859,560

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statement (Continued)

As of June 30, 2021
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet:
Total Assets	$118,112,904	$—	$118,112,904

Class A common stock subject to possible redemption;	102,862,053	14,437,947	117,300,000
Stockholders' Equity
Class A common stock, $0.0001 par value;	148	(89)	59
Class B common stock, $0.0001 par value;	288	—	288
Additional paid-in capital	692,258	(692,258)	—
Accumulated deficit	4,307,307	(13,745,600)	(9,438,293)
Total Stockholder’s Equity	5,000,001	(14,437,947)	(9,437,946)
Total Liabilities and Stockholder’s Equity	$118,112,904	$—	$118,112,904

Statement of Operations:
Weighted average shares outstanding of Class A common stock subject to redemption	9,679,074	(5,577,675)	4,101,399
Basic and diluted net income per common stock	—	0.60	0.60

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,733,156	(649,422)	3,083,734
Basic and diluted net income per common stock	1.15	(0.55)	0.60

Statement of Changes in Stockholders’ Equity:
Initial shares subject to possible redemption	(98,539,143)	98,539,143	—
Subsequent shares subject to possible redemption	(4,322,910)	4,322,910	—
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99	—	(117,300,000)	(117,300,000)

Statement of Cash Flows:
Initial classification of common stock subject to possible redemption	98,539,143	(98,539,143)	—
Change in shares subject to possible redemption	4,322,910	(4,322,910)	—
Initial classification of Class A Common Stock Subject to Redemption	—	117,300,000	117,300,000

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $533,706 in cash and no cash equivalents as of September 30, 2021.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (Continued)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the period from February 8, 2021 (inception) through September 30, 2021.

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

On September 30, 2021, there are 585,275 shares of Class A common stock in Private Placement Unit (Note 5) outstanding. 11,500,000 shares of Class A Common Stock are subject to possible redemption.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

As of September 30, 2021
Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(11,176,949)
Issuance costs related to Class A common stock	(6,146,054)
Plus:
Accretion of carrying value to redemption value	19,623,003
Contingently redeemable Class A Common Stock	117,300,000

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (Continued)

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 12,085,275 shares of common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per common share:

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2021
Redeemable common shares
Numerator:
Net income allocable to common stock subject to possible redemption	$993,905	$3,831,255

Denominator: weighted average number of redeemable common share	11,500,000	6,997,872
Basic and diluted net income per redeemable common share	$0.09	$0.55

Non-redeemable common shares
Numerator:
Net income allocable to common stock not subject to redemption	$299,060	$1,769,016

Denominator: weighted average number of non-redeemable common shares	3,460,275	3,231,146
Basic and diluted net loss per non-redeemable private placement and common share	$0.09	$0.55

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (Continued)

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 —Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Promissory Note — Related Party

On February 8, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On June 1, 2021, the $78,925 outstanding under the promissory note was repaid in full. On September 30, 2021, there is no amount outstanding under the promissory note.

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

Note 6 — Related Party Transactions (Continued)

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

Note 7 — Commitments and Contingencies

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

Note 8 – Warrant Liability

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

Note 8 – Warrant Liability (Continued)

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

Note 8 – Warrant Liability(Continued)

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

At September 30, 2021, the Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, 585,275 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 25, 2021, the Sponsor transferred 15,000 shares to the Company’s Chief Executive Officer, 15,000 shares to the Company’s Chief Financial Officer and 5,000 shares to two of the Company’s independent directors. Following the determination of the Company’s third independent director, on March 23, 2021, the Sponsor transferred 5,000 shares to such independent director. At September 30, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 10 – Fair Value Measurements

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 – Fair Value Measurements (Continued)

The following table presents information about the Company's assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$117,303,691	$—	$—

Warrant Liabilities:
Public Warrants	$4,485,000	$—	$—
Private Placement Warrants	$—	$—	$300,246

At September 30, 2021, assets held in the Trust Account were comprised of $117,303,691 in U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued initially and at each reporting period that the warrants that were not actively traded, using a Modified Monte Carlo Simulation. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

Both at their initial valuation and as of September30, 2021, the Private Placement Warrants were valued using a modified Black-Scholes valuation model using level 3 inputs.

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

The Company utilized a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for its warrants that are not actively traded. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 – Fair Value Measurements (Continued)

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a modified Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30,2021	September 30, 2021
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$9.89	$10.05
Expected term (years)	5.61	5.36
Probability of Acquisition	75.0%	75.0%
Volatility	17.3%	10.9%
Risk-free rate	0.97%	1.04%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended September 30, 2021 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of June 30, 2021	$539,038	$5,635,000	$6,174,038
Change in valuation inputs or other assumption(1)	(238,792)	(1,150,000)	(1,388,792)
Fair value as of September 30, 2021	$300,246	$4,485,000	$4,785,246
(1)Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

Note 11 – Subsequent Events

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

Transaction costs of the Initial Public Offering amounted to $6,771,112, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $446,112 of other costs.

As of September 30, 2021, we had available to us $533,706 of cash on our balance sheet and a working capital of $661,574. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

Net Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Consistent with FASB 480, shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per share of common stock for the three months September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the period from February 8, 2021 (inception) through September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, as there are 585,275 shares of Class A Common Stock outstanding, excluding 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 9,660,700 shares and 10,597,751 shares of Class A common stock in temporary equity on May 11, 2021 and June 30, 2021. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Management reviewed the Company’s initial application of ASC 480-10-S99-3A to its accounting classification of public shares and determined that the public shares include certain redemption provisions outside of the Company’s control that require the public shares to be presented as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity. As such the Company is reporting upon restatements to those periods in this Quarterly Report.

In connection with the preparation of this Form 10-Q, and in light of the SEC Statement (as defined herein), we revised our prior position on accounting for our complex financial instruments. We have restated our May 11, 2021 audited balance sheet included in the Company’s Current Report on Form 8-K filed on May 17, 2021 and June 30, 2021 Financial Statements filed on Form 10-Q filed on August 16, 2021 (the “Prior Financials”) to reclassify 11,500,000 shares of Class A common stock in temporary equity.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of  temporary equity of its Prior Financials, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC Statement and management’s subsequent re-evaluation of its Prior Financials, the Company determined that there were errors in its accounting for its temporary equity. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate the Prior Financials.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the temporary equity and the restatement of the Prior Financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of Proceeds from the Public Offering

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA KNIGHTS ACQUISITION CORP.

Date: November 15, 2021	/s/ Barry Anderson
	Name:	Barry Anderson
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	/s/ Firdauz Edmin Bin Mokhtar
	Name:	Firdauz Edmin Bin Mokhtar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)