Form 10-Q
period 2022-03-31
Data Knights Acquisition Corp.
filed 2022-05-16
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40386

Data Knights Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2076743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Unit G6, Frome Business Park, Manor Road
Frome
United Kingdom	BA11 4FN
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-44 203 833 4000

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	DKDCU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	DKDC	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	DKDCW	The Nasdaq Stock Market LLC

As of May 16, 2022, there were 12,085,175 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

DATA KNIGHTS ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Condensed Balance Sheet as of March 31, 2022 (Unaudited) and as of December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 8, 2021 (Inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity for the period from February 8, 2021 (Inception) through March 31, 2021 (Unaudited) Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022	3
	Condensed Statement of Cash Flows for the Period from February 8, 2021 (Inception) Through March 31, 2021 (Unaudited) and for the three months ended March 31, 2022	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II - OTHER INFORMATION:		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements:
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
Condensed Statement of Operations for the Three Months Ended March 31, 2022 (unaudited) and for the period from February 8, 2021 (inception) through March 31, 2021 (unaudited)	2
Condensed Statement of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 (unaudited) and for the period from February 8, 2021 (inception) through March 31, 2021 (unaudited)	3
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2022 (unaudited) and for the period from February 8, 2021 (inception) through March 31, 2021 (unaudited)	4
Notes to the Condensed Financial Statements	5

ii

DATA KNIGHTS ACQUISITION CORP.

CONDENSED BALANCE SHEET

	March 31,	December 31, 2021
	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$159,133	$453,151
Prepaid expense	14,607	21,215
Prepaid insurance	28,714	61,846
Total Current Assets	202,454	536,212

Investments held in Trust Account	117,364,026	117,320,973
Total assets	$117,566,481	$117,857,185

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued expense	$516,408	$125,972
Franchise tax payable	50,000	164,008
Total Current Liabilities	566,408	289,980
Warrant liabilities	2,089,028	4,851,668
Deferred underwriter fee payable	4,025,000	4,025,000
Total liabilities	6,680,436	9,166,648

Commitments and Contingencies
Class A Common Stock subject to possible redemption; 11,500,000 shares at redemption value of $10.20	117,300,000	117,300,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 585,275 issued and outstanding, excluding 11,500,000 shares subject to redemption	59	59
Class B Common Stock, par value $0.0001; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(6,414,302)	(8,609,810)
Total Stockholders’ Deficit	(6,413,955)	(8,609,463)
Total Liabilities and Stockholders’ Deficit	$117,566,481	$117,857,185

The accompanying notes are an integral part of these unaudited condensed financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

		For the Period
		from
	For the	February 8, 2021
	Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$560,185	$845
Franchise tax expense	50,000	—
Loss from operation costs	(610,185)	(845)

Other income (expense):
Realized and unrealized gain	43,053	—
Change in fair value of warrant liabilities	2,762,640	—
Net income (loss)	$2,195,508	$(845)

Weighted average shares outstanding of Class A Common Stock subject to redemption	11,500,000	—
Basic and diluted net income per common stock	$0.15	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,460,275	2,875,000
Basic and diluted net income per common stock	$0.15	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Equity
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(845)	(845)
Balance — March 31, 2021 (unaudited)	585,275	$59	2,875,000	$288	$24,712	$(845)	$24,155

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — December 31, 2021 (audited)	585,275	$59	2,875,000	$288	$—	$(8,609,810)	$(8,609,463)
Net income	—	—	—	—	—	2,195,508	2,195,508
Balance — March 31, 2022 (unaudited)	585,275	$59	2,875,000	$288	$—	$(6,414,302)	$(6,413,955)

The accompanying notes are an integral part of these unaudited condensed financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

		For the
		Period from
	For the	February 8, 2021
	Three Months	(Inception)
	Ended	Through
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net income (loss)	$2,195,508	$(845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized and unrealized gain	(43,053)	—
Changes in operating assets and liabilities:
Prepaid expense	39,739	—
Accrued expense	390,436	845
Franchise tax payable	(114,008)	—
Change in fair value of warrant liability	(2,762,640)	—
Net cash used in operating activities	(294,018)	—

Cash flow from financing activities:
Proceeds from issuance of Class B common stock	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	(294,018)	25,000
Cash at the beginning of the period	453,151	—
Cash at the end of the period	$159,133	$25,000

Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$—	$45,000

The accompanying notes are an integral part of these unaudited condensed financial statements

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period February 8, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, the Company has entered into a merger agreement (as described below), and continued a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 6, 2021. On May 11, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (“Units” and, with respect to the shares of Class A Common Stock included in the Units offered, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 585,275 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to the Sponsor, generating gross proceeds of $5,852,750, which is described in Note 4.

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

Transaction costs of the Initial Public Offering amounted to $6,771,112, of which $2,300,000 was for underwriting fees paid at the time of the IPO, $4,025,000 was for deferred underwriting commissions, and $446,112 was for other offering costs.

Following the closing of the Initial Public Offering $959,560 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2022, we have available to us $159,133 of cash on our balance sheet and working capital deficit of $(363,953).

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

On April 25, 2022, the Company, Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Data Knights, LLC, the Company’s sponsor (the “Sponsor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with OneMedNet Corporation, Inc., a Delaware corporation (the “Target”, and together with the Company and Merger Sub, the “Parties”) and Paul Casey, as seller representative (“Casey”). Pursuant to the Merger Agreement, upon the closing (the “Closing”) of the Business Combination, the Parties will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth in the Merger Agreement.

On May 5, 2022, the Company extended the date by which the Company has to consummate a business combination from May 11, 2022 to August 11, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. The Company will have until August 11, 2022 (or up to November 11, 2022, as applicable) to consummate a Business Combination.

In connection with the proposed Business Combination with the Target, the Company will provide its public stockholders with the opportunity to redeem all or a portion of their Class A Common Stock upon the completion of such Business Combination in connection with a stockholder meeting called to approve such Business Combination. In the event the proposed Business Combination with the Target is not consummated, in connection with an alternative proposed initial business combination, the Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

The Company will have until August 11, 2022 (or up to November 11, 2022, as applicable) to consummate a Business Combination. If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering at the election of the Company subject to satisfaction of certain conditions, including the deposit of up to $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case), into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the shares of Class A Common Stock and the warrants that are included as components of the Private Placement Units. Such warrants will expire worthless if the Company fails to complete a Business Combination within the 15-month time period (or up to 18-month time period).

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

Liquidity

As of March 31, 2022, the Company had $159,133 in cash and working capital deficit of $(363,953). As described above, on May 11, 2021 the Company closed its IPO of 11,500,000 Units at $10.00 per Unit, generating gross proceeds of $115.0 million, and also consummated the Private Placement of 585,275 Private Placement units to the Sponsor at a purchase price of $10.00 per Private Placement unit, generating gross proceeds of $5,852,750.

The Company’s liquidity needs prior to the consummation of its IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares and proceed from the promissory note from sponsor of $78,925, which was repaid upon closure of the IPO. Subsequent to the IPO, the Company’s liquidity will be satisfied through a portion of the net proceeds from IPO held outside of the Trust Account.

As of March 31, 2022, we had investments of $117,364,026 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination, however this cannot be guaranteed. Originally, the Company will have until May 11, 2022 (or up to November 11, 2022, as applicable) to consummate a Business Combination. On May 5, 2022, the Company extended the date by which the Company has to consummate a business combination from May 11, 2022 to August 11, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. The Company will have until August 11, 2022 (or up to November 11, 2022, as applicable) to consummate a Business Combination. If our initial business combination is not consummated by August 11, 2022 (or until November 11, 2022 if we extend the period of time to consummate a business combination), less than one year after the date the financial statements are issued, then our existence will terminate, and we will distribute all amounts in the trust account. The Company intends to complete a business combination before the liquidation date and no adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after such date. There can be no assurance that the Company will be able to consummate an initial business combination by August 11, 2022 and/or have sufficient working capital and borrowing capacity to meet its needs. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, including the proposed Business Combination with the Target, or the operations of a target business with which the Company ultimately consummates a Business Combination, including the Target, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $159,133 and $453,151 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $117,300,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs allocated to warrants in the condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs allocated to warrants in the condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

On March 31, 2022, there were 585,275 shares of Class A Common Stock issued and outstanding that were issued as component securities of the Private Placement Units (Note 4). 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The Class A Common Stock reflected on the balance sheet are reconciled in the following table:

		For the Period from
	For the Three	February 8, 2021
	Months ended	(inception)
	March 31,	through
	2022	December 31, 2021
Contingently redeemable Class A Common Stock – Opening Balance	$117,300,000	$—
Gross Proceeds	—	115,000,000
Less:
Proceeds allocated to public warrants and private warrants	—	(10,614,500)
Issuance costs related to Class A Common Stock	—	(6,146,054)
Plus:
Re-measurement of carrying value to redemption value	—	19,060,554
Contingently redeemable Class A Common Stock - Ending Balance	117,300,000	117,300,000

Net Income (Loss) Per Share

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

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for  11,500,000 shares of common stock in the aggregate.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income per common share:

		For the
	For the	Period from
	Three Months	February 8, 2021
	Ended	(inception) Through
	March 31, 2022	March 31, 2021
Redeemable Class A Common Stock subject to possible redemption
Numerator: earnings allocable to redeemable Class A Common Stock subject to possible redemption	$1,687,692	$—

Denominator: weighted average number of redeemable Class A Common Stock	11,500,000	—
Basic and diluted net income per redeemable Class A Common Stock	$0.15	$—

Non-redeemable Class A and Class B common stock
Numerator: net income (loss) allocable to non-redeemable Class A and Class B common stock	$507,816	$(845)

Denominator: weighted average number of non-redeemable Class A and Class B common stock
Non-redeemable Class A private placement and Class B common shares, basic and diluted	3,460,275	2,875,000
Basic and diluted net income per non-redeemable Class and Class B common stock	$0.15	$0.00

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through March 31, 2021.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A Common Stock, $0.0001 par value, and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per whole share (see Note 7).

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 585,275 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,852,750.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Private Placement (Continued)

The Private Placement Units are identical to the Units, except that (a) the Private Placement Units and their component securities will not be transferable, assignable or saleable until the consummation of the Company’s initial business combination except to permitted transferees and (b) the Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) may be exercised by the holders on a cashless basis and (ii) will be entitled to registration rights.

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

Promissory Note — Related Party

On February 8, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On June 1, 2021, the $78,925 outstanding under the promissory note was repaid in full. On March 31, 2022 and December 31, 2021, there is no amount outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. To date, the Company has no working capital loans outstanding.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account  $1,150,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of  $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest-bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the three months ended March 31, 2022, $30,000 support fees were incurred. For the period from February 8, 2021 (inception) through March 31, 2021, no amounts were incurred .

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

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The aforementioned option was exercised in full on May 11, 2021, simultaneous with the Initial Public Offering.

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

At March 31, 2022, the Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 585,275 shares of Class A Common Stock issued or outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 25, 2021, the Sponsor transferred 15,000 shares to the Company’s Chief Executive Officer, 15,000 shares to the Company’s Chief Financial Officer and 5,000 shares to two of the Company’s independent directors. Following the determination of the Company’s third independent director, on March 23, 2021, the Sponsor transferred 5,000 shares to such independent director. At March 31, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$117,364,026	$—	$—

Warrant Liabilities:
Public Warrants	$1,955,000	$—	$—
Private Placement Warrants	$—	$—	$134,028

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

	December 31, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$117,320,974	$—	$—

Warrant Liabilities:
Public Warrants	$4,600,000	$—	$—
Private Placement Warrants	$—	$—	$251,668

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued initially and at each reporting period that the warrants were not actively traded, using a Monte Carlo simulation. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. Private Placement Warrants were valued using a Monte Carlo valuation model using level 3 inputs at initial valuation and as of March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $117,364,026 in cash and U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments and are considered Level 1 assets.

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

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public warrants at each reporting period for its warrants that are not actively traded. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On June 22, 2021, the Public Warrants surpassed the threshold waiting period to be publicly traded. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of March 31, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021 there were no transfers between levels.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	March 31, 2022	December 31, 2021
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$10.18	$10.10
Expected term (years)	5.11	5.36
Probability of Acquisition	60.0%	100.0%
Volatility	4.2%	7.4%
Risk-free rate	2.39%	1.28%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from December 31, 2021 through March 31, 2022is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$251,668	$4,600,000	$4,851,668
Change in valuation inputs or other assumptions (1)	(117,640)	(2,645,000)	(2,762,640)
Fair value as of March 31, 2022	$134,028	$1,955,000	$2,089,028
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up to May 13, 2022, the date the Company issued the audited financial statements. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

-	On April 25, 2022, Data Knights Acquisition Corp., a Delaware corporation (the “Company”), Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Data Knights, LLC, the Company’s sponsor (the “Sponsor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with OneMedNet Corporation, Inc., a Delaware corporation (the “Target”, and together with the Company and Merger Sub, the “Parties”) and Paul Casey, as seller representative (“Casey”). The Merger Agreement and the transactions were approved by the boards of directors of each of the Company and the Target.
-	On May 5, 2022, the Company extended the date by which the Company has to consummate a business combination from May 11, 2022 to August 11, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Company’s trust account on May 5, 2022. The Extension provides the Company with additional time to complete its initial business combination (the “Business Combination”) with OneMedNet, previously announced by the Company and OneMedNet on April 25, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Data Knights Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with the Target or an alternative business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	in the event the Business Combination (as defined below) is consummated, our ability to implement business plans, forecasts, and other expectations regarding the Target after the completion of the proposed transactions and optimize the Target’s business;
●	in the event the Business Combination is not consummated, the ability of our officers and directors to generate a number of potential alternative acquisition opportunities;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	our continued liquidity and our ability to continue as a going concern;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

The Company is a blank check company formed under the laws of the State of Delaware on February 8, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares issued to the owners of the target, debt issued to the bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

•

may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A Common Stock on a greater than one -to-one basis upon conversion of the Class B common stock;

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

The Merger Agreement

On February 11, 2022, we, Merger Sub, and our Sponsor entered into the Merger Agreement with the Target and Casey. Pursuant to the Merger Agreement, upon the Closing of the Business Combination, we will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Target’s shareholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement. The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Target’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Prospectus and Proxy Statement (as defined below); and (j) the receipt of certain closing deliverables.

The Merger Agreement and agreements related thereto are further described in the Form 8-K, filed by us on April 25, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 8, 2021 (inception) through March 31, 2022, we had a net loss of $845 which consists of formation and operating costs of $845.

For the three months ended March 31, 2022, we had a net income of $2,195,508 which consists of unrealized gain from marketable securities held in the Trust Account of $43,053 change in fair value of warrant liabilities of $2,762,640 offset by operating costs of $610,185.

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

For the three months ended March 31, 2022, Cash used in operating activities was $294,018.

Transaction costs of the Initial Public Offering amounted to $6,771,112, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $446,112 of other costs.

As of March 31, 2022, we had available to us $159,133 of cash on our balance sheet and a working capital deficit of $363,953. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

We have up to 12 months from the closing of our IPO, or until May 11, 2022, to consummate an initial business combination. On May 5, 2022, the Company issued a press release announcing that its Sponsor has requested that the Company extend the date by which the Company has to consummate a business combination from May 11, 2022 to August 11, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. The Company will have until August 11, 2022 (or up to November 11, 2022, as applicable) to consummate a Business Combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to one time with an additional three months (for a total of up to 18 months, or until November 11, 2023, to complete a business combination), subject to the sponsor depositing additional $1,150,000 into the trust account for each three month extensions at a total payment of $2,300,000, providing a total Business Combination period of 18 months. If our initial business combination is not consummated by August 11, 2022 (or until November 11, 2022 if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

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

Moreover, we will need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we have entered into the Securities Purchase Agreements for the additional financing in connection with such Business Combination. Subject to compliance with applicable securities laws, we expect to complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company intends to complete the proposed Business Combination before August 11, 2022, and we believe we have sufficient arrangements with our vendors to continue to operate until we complete our initial Business Combination. However, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before August 11, 2022 we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period up to 18 months. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate the Business Combination. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond August 11, 2022. Management has determined that given the liquidity condition of the Company, should a Business Combination not occur by August 11, 2022, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to March 31, 2022, we have incurred $11,000 in fees under this agreement.

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

Net Income (Loss) Per Share of Common Stock

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

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 11,500,000 shares of common stock in the aggregate.

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

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, there were 585,275 shares of Class A Common Stock outstanding, excluding 11,500,000 shares of Class A Common Stock are subject to possible redemption.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting regarding the restatements related to complex financial instruments.

The restatements constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited interim financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements in the September 30, 2021 quarterly financial statements filed on Form 10-Q on August 16, 2021, which included restatements of our June 30, 2021 Quarterly Report on Form 10-Q, as well as the Balance Sheet audit reported in the Current Report on Form 8-K dated May 17, 2021, certain redemption provisions not solely within our control require the Class A common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and loss shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and loss of the Company.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for temporary and permanent equity and the restatement of the Prior Financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus dated May 6, 2021 filed with the SEC, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the Company’s Form 8-K filed with the SEC on April 25, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The risk factor captioned “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.” in our final prospectus dated May 6, 2021 is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of Proceeds from the Public Offering

The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254029). The SEC declared the registration statement effective on May 6, 2021. There have been no material changes in the planned use of proceeds from our initial public offering as described in our final prospectus dated May 6, 2021 filed with the SEC and other periodic reports previously filed with the SEC.

(c)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers

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

DATA KNIGHTS ACQUISITION CORP.

Date: May 16, 2022	/s/ Barry Anderson
	Name:	Barry Anderson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Firdauz Edmin Bin Mokhtar
	Name:	Firdauz Edmin Bin Mokhtar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)