Form 10-Q
period 2022-06-30
Data Knights Acquisition Corp.
filed 2022-08-15
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15,2022, there were 12,085,175 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

DATA KNIGHTS ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of June 30, 2022 (Unaudited) and as of December 31, 2021	1
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, six months ended June 30, 2022 and 2021, and for the period from February 8, 2021 (Inception) through June 30, 2021 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022, and for the three months ended June 30, 2021 and for the period from February 8, 2021 (Inception) through June 30, 2021 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the Period from February 8, 2021 (Inception) Through June 30, 2021 (Unaudited) and for the six months ended June 30, 2022	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II - OTHER INFORMATION:		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements:
Condensed Consolidated Balance Sheet as of June 30, 2022 (Unaudited) and as of December 31, 2021	1
Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, six months ended June 30, 2022 and 2021, and for the period from February 8, 2021 (Inception) through June 30, 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022, and for the three months ended June 30, 2021 and for the period from February 8, 2021 (Inception) through June 30, 2021 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the Period from February 8, 2021 (Inception) Through June 30, 2021 (Unaudited) and for the six months ended June 30, 2022	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ii

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$7,480	$453,151
Prepaid expense	—	21,215
Prepaid insurance	—	61,846
Total Current Assets	7,480	536,212

Investments held in Trust Account	118,663,377	117,320,973
Total assets	$118,670,857	$117,857,185

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued expense	$1,065,929	$125,972
Franchise tax payable	100,000	164,008
Total Current Liabilities	1,165,929	289,980

Warrant liabilities	493,946	4,851,668
Deferred underwriter fee payable	4,025,000	4,025,000
Extension loan	1,150,000	—
Total liabilities	6,834,875	9,166,648

Commitments and Contingencies
Class A Common Stock subject to possible redemption; 11,500,000 shares at redemption value of $10.30 and $10.20 as of June 30, 2022 and December 31, 2021, respectively	118,450,000	117,300,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 585,275 issued and outstanding, excluding 11,500,000 shares subject to redemption	59	59
Class B Common Stock, par value $0.0001; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(6,614,365)	(8,609,810)
Total Stockholders’ Deficit	(6,614,018)	(8,609,463)
Total Liabilities and Stockholders’ Deficit	$118,670,857	$117,857,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the Period
				from
			For the	February 8, 2021
	For the		Six Months	(Inception)
	Three Months Ended		Ended	Through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$744,495	$70,494	$1,304,680	$71,339
Franchise tax expense	50,000	—	100,000	—
Loss from operation costs	(794,495)	(70,494)	(1,404,680)	(71,339)

Other income (expense):
Realized and unrealized gain	149,350	794	192,403	794
Change in fair value of warrant liabilities	1,595,082	5,002,911	4,357,722	5,002,911
Non-operating expense	—	(625,059)	—	(625,059)
Net income (loss)	$949,937	$4,308,152	$3,145,445	$4,307,307

Weighted average shares outstanding of Class A Common Stock subject to redemption	11,500,000	6,445,055	11,500,000	4,101,399
Basic and diluted net income per common stock	$0.06	$0.45	$0.21	$0.60

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,460,275	3,203,011	3,460,275	3,083,734
Basic and diluted net income per common stock	$0.06	$0.45	$0.21	$0.60

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2022	585,275	$59	2,875,000	$288	$—	$(8,609,810)	$(8,609,463)
Net income	—	—	—	—	—	2,195,508	2,195,508
Balance — March 31, 2022 Unaudited)	585,275	$59	2,875,000	$288	$—	$(6,414,302)	$(6,413,955)
Re-measurement of carrying value of Class A redeemable stock to redemption value	—	—	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	—	—	949,937	949,937
Balance — June 30, 2022 (unaudited)	585,275	$59	2,875,000	$288	$—	$(6,614,365)	$(6,614,018)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Equity
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(845)	(845)
Balance — March 31, 2021 (unaudited)	—	$—	2,875,000	$288	$24,712	$(845)	$24,155
Sale of units in Initial Public Offering, net of offering costs	12,085,275	1,209	—	—	118,730,487	—	118,731,696
Deferred underwriting commission	—	—	—	—	(4,025,000)	—	(4,025,000)
Initial fair value of warrant liability	—	—	—	—	(11,176,949)	—	(11,176,949)
Subsequent shares subject to possible redemption	(11,500,000)	(1,150)	—	—	(103,553,250)	(13,745,600)	(117,300,000)
Net income	—	—	—	—	—	4,308,152	4,308,152
Balance — June 30, 2021 (unaudited)	585,275	$59	2,875,000	$288	$—	$(9,438,293)	$(9,437,946)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

		For the
		Period from
	For the	February 8, 2021
	Six Months	(Inception)
	Ended	Through
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net income	$3,145,445	$4,307,307
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs allocated to warrant liabilities	—	625,059
Realized and unrealized gain	(192,403)	(794)
Changes in operating assets and liabilities:
Prepaid expense	83,061	(10,000)
Accrued expense	939,956	51,811
Franchise tax payable	(64,008)	—
Change in fair value of warrant liability	(4,357,722)	(5,002,911)
Net cash used in operating activities	(445,671)	(29,528)

Cash flow from investing activities:
Investment of cash in Trust Account	(1,150,000)	(117,300,000)
Net cash used by investing activities	(1,150,000)	(117,300,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	—	112,700,000
Proceeds from sale of Private units	—	5,852,750
Payment of offering costs	—	(446,112)
Proceeds from extension loan	1,150,000	—
Net cash provided by financing activities	1,150,000	118,131,638

Net change in cash	(445,671)	802,110
Cash at the beginning of the period	453,151	—
Cash at the end of the period	$7,480	$802,110

Supplemental disclosure of non-cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$117,300,000
Change in value of common stock subject to possible redemption	$1,150,000	$—
Deferred underwriting fee payable	$—	$4,025,000
Initial Classification of Warrant Liability	$—	$11,176,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Data Knights Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 8, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On April 22, 2022, Data Knights Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Data Knights Acquisition Corp., was formed.

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period February 8, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, the Company has entered into a merger agreement (as described below), and continued a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $959,560 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2022, we have available to us $7,480 of cash on our balance sheet and working capital deficit of $1,158,449.

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

On August 10, 2022, the Company extended the date by which the Company has to consummate a business combination from August 11, 2022 to November 11, 2022 (the “Extension”). The Extension is the second of two three-month extensions permitted under the Company’s governing documents. The Company will have until November 11, 2022 to consummate a Business Combination.

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

The Company will have until November 11, 2022 to consummate a Business Combination. If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering at the election of the Company subject to satisfaction of certain conditions, including the deposit of up to $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case), into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the shares of Class A Common Stock and the warrants that are included as components of the Private Placement Units. Such warrants will expire worthless if the Company fails to complete a Business Combination within the 18-month time period.

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

Liquidity

As of June 30, 2022, the Company had $7,480 in cash and working capital deficit of $1,158,449.

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

As of June 30, 2022, we had investments of $118,663,377 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended June 30, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination, however this cannot be guaranteed. Originally, the Company will have until November 11, 2022 to consummate a Business Combination. On May 5, 2022, the Company extended the date by which the Company has to consummate a business combination from May 11, 2022 to August 11, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. On August 10, 2022, the Company extended the date by which the Company has to consummate a business combination from August 11, 2022 to November 11, 2022 (the “2nd Extension”). The 2nd Extension is the second of two three-month extensions permitted under the Company’s governing documents. The Company will have until November 11, 2022 to consummate a Business Combination. If our initial business combination is not consummated by November 11, 2022, less than one year after the date the financial statements are issued, then our existence will terminate, and we will distribute all amounts in the trust account. The Company intends to complete a business combination before the liquidation date and no adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after such date. There can be no assurance that the Company will be able to consummate an initial business combination by November 11, 2022 and/or have sufficient working capital and borrowing capacity to meet its needs. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the balance sheet in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $7,480 and $453,151 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs allocated to warrants in the condensed consolidated statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

On June 30, 2022, there were 585,275 shares of Class A Common Stock issued and outstanding that were issued as component securities of the Private Placement Units (Note 4). 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The Class A Common Stock reflected on the condensed consolidated balance sheet are reconciled in the following table:

		For the Period from
	For the Six	February 8, 2021
	Months ended	(inception)
	June 30,	through
	2022	December 31, 2021
Contingently redeemable Class A Common Stock – Opening Balance	$117,300,000	$—
Gross Proceeds	—	115,000,000
Less:
Proceeds allocated to public warrants and private warrants	—	(10,614,500)
Issuance costs related to Class A Common Stock	—	(6,146,054)
Plus:
Re-measurement of carrying value to redemption value	1,150,000	19,060,554
Contingently redeemable Class A Common Stock - Ending Balance	118,450,000	117,300,000

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income per common share:

				For the
			Six Months	Period from
	Three Months Ended		Ended	February 8, 2021
	June 30,		June 30,	(inception) Through
	2022	2021	2022	June 30, 2021
Redeemable Class A Common Stock subject to possible redemption
Numerator: earnings allocable to redeemable Class A Common Stock subject to possible redemption	$730,219	$2,877,910	$2,417,911	$2,458,686

Denominator: weighted average number of redeemable Class A Common Stock	11,500,000	6,445,055	11,500,000	4,101,399
Basic and diluted net income per redeemable Class A Common Stock	$0.06	$0.45	$0.21	$0.60

Non-redeemable Class A and Class B common stock
Numerator: net income (loss) allocable to non-redeemable Class A and Class B common stock	$219,718	$1,430,241	$727,534	$1,848,621

Denominator: weighted average number of non-redeemable Class A and Class B common stock
Non-redeemable Class A private placement and Class B common shares, basic and diluted	3,460,275	3,203,011	3,460,275	3,083,734
Basic and diluted net income per non-redeemable Class and Class B common stock	$0.06	$0.45	$0.21	$0.60

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) through June 30, 2021.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Promissory Note — Related Party

On February 8, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On June 1, 2021, the $78,925 outstanding under the promissory note was repaid in full. On June 30, 2022 and December 31, 2021, there is no amount outstanding under the promissory note.

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

Administrative Support Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the three months and six months ended June 30, 2022, $30,000 and $60,000 support fees were incurred, respectively. For the period from February 8, 2021 (inception) through June 30, 2021, $20,000 support fees were incurred.

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

At June 30, 2022, the Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 585,275 shares of Class A Common Stock issued or outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 25, 2021, the Sponsor transferred 15,000 shares to the Company’s Chief Executive Officer, 15,000 shares to the Company’s Chief Financial Officer and 5,000 shares to two of the Company’s independent directors. Following the determination of the Company’s third independent director, on March 23, 2021, the Sponsor transferred 5,000 shares to such independent director. At June 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$118,663,377	$—	$—

Warrant Liabilities:
Public Warrants	$460,000	$—	$—
Private Placement Warrants	$—	$—	$33,946

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

	December 31, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$117,320,973	$—	$—

Warrant Liabilities:
Public Warrants	$4,600,000	$—	$—
Private Placement Warrants	$—	$—	$251,668

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued initially and at each reporting period that the warrants were not actively traded, using a Monte Carlo simulation. As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. Private Placement Warrants were valued using a Monte Carlo valuation model using level 3 inputs at initial valuation and as of June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $118,663,377 and $117,320,973 in cash and U.S. Treasury Securities, respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments and are considered Level 1 assets.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

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

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public warrants at each reporting period for its warrants that are not actively traded. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On June 22, 2021, the Public Warrants surpassed the threshold waiting period to be publicly traded. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of June 30, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) through June 30, 2021 there were no transfers between levels.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2022	December 31, 2021
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$10.25	$10.10
Expected term (years)	5.11	5.36
Probability of Acquisition	10.0%	100.0%
Volatility	4.1%	7.4%
Risk-free rate	2.97%	1.28%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from December 31, 2021 through June 30, 2022 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$251,668	$4,600,000	$4,851,668
Change in valuation inputs or other assumptions (1)	(217,722)	(4,140,000)	(4,357,722)
Fair value as of June 30, 2022	$33,946	$460,000	$493,946
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up to August 15, 2022, the date the Company issued the audited financial statements. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

-	On August 10, 2022, the Company extended the date by which the Company has to consummate a business combination from August 11, 2022 to November 11, 2022 (the “Extension”). The Extension is the second of two three-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Company’s trust account on August 11, 2022. The Extension provides the Company with additional time to complete its initial business combination (the “Business Combination”) with OneMedNet, previously announced by the Company and OneMedNet on April 25, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $949,937, which consists of unrealized gain from marketable securities held in the Trust Account of $149,350, change in fair value of warrant liabilities of $1,595,082 and offset by operating costs of $794,495.

For the three months ended June 30, 2021, we had a net income of $4,308,152, which consists of unrealized gain from marketable securities held in the Trust Account of $794, change in fair value of warrant liabilities of $5,002,911 and offset by operating costs of $70,494 and non-operating expenses of $625,059.

For the six months ended June 30, 2022, we had a net income of $3,145,445, which consists of unrealized gain from marketable securities held in the Trust Account of $192,403, change in fair value of warrant liabilities of $4,357,722 and offset by operating costs of $1,404,680.

For the period from February 8, 2021 (inception) through June 30, 2021, we had a net income of 4,307,307 which consists of unrealized gain from marketable securities held in the Trust Account of $794, change in the fair value of warrant liabilities of $5,002,911 and offset by formation and operating costs of $71,339 and non-operating expenses of $625,059.

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

For the six months ended June 30, 2022, cash used in operating activities was $445,671. For the period from February 8, 2021 (inception) through June 30, 2021, cash used in operating activities was $29,528.

Transaction costs of the Initial Public Offering amounted to $6,771,112, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $446,112 of other costs.

As of June 30, 2022, we had available to us $7,480 of cash on our condensed consolidated balance sheets and a working capital deficit of $1,158,449. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

We have up to 18 months from the closing of our IPO, or until November 11, 2022, to consummate an initial business combination. On May 5, 2022, the Company issued a press release announcing that its Sponsor has requested that the Company extend the date by which the Company has to consummate a business combination from May 11, 2022 to August 11, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. On August 11, 2022, the Company extend the date by which the Company has to consummate a business combination from August 11, 2022 to November 11, 2022 (the “2nd Extension”). The Extension is the second of two three-month extensions permitted under the Company’s governing documents. The Company will have until November 11, 2022 to consummate a Business Combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination until November 11, 2023, to complete a business combination, subject to the sponsor depositing additional $1,150,000 into the trust account for each three month extensions at a total payment of $2,300,000, providing a total Business Combination period of 18 months. If our initial business combination is not consummated by November 11, then our existence will terminate, and we will distribute all amounts in the trust account.

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

The Company intends to complete the proposed Business Combination before November 11, 2022, and we believe we have sufficient arrangements with our vendors to continue to operate until we complete our initial Business Combination. However, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before November 11, 2022 we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period up to 18 months. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate the Business Combination. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond November 11, 2022. Management has determined that given the liquidity condition of the Company, should a Business Combination not occur by November 11, 2022, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to June 30, 2022, we have incurred $140,000 in fees under this agreement.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, there were 585,275 shares of Class A Common Stock outstanding, excluding 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated May 6, 2021 filed with the SEC, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company’s Form 8-K filed with the SEC on April 25, 2022, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

DATA KNIGHTS ACQUISITION CORP.

Date: August 15, 2022	/s/ Barry Anderson
	Name:	Barry Anderson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Firdauz Edmin Bin Mokhtar
	Name:	Firdauz Edmin Bin Mokhtar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)