Form 10-Q
period 2022-09-30
Data Knights Acquisition Corp.
filed 2022-11-18
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 12,085,175 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

DATA KNIGHTS ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of September 30, 2022 (Unaudited) and as of December 31, 2021	1
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, nine months ended September 30, 2022, and for the period from February 8, 2021 (Inception) through September 30, 2021 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021 and for the period from February 8, 2021 (Inception) through September 30, 2021 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and for the period from February 8, 2021 (Inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II - OTHER INFORMATION:		34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements:
Condensed Consolidated Balance Sheet as of September 30, 2022 (Unaudited) and as of December 31, 2021	1
Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, nine months ended September 30, 2022, and for the period from February 8, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021 and for the period from February 8, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and for the period from February 8, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ii

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$234,923	$453,151
Prepaid expense	—	21,215
Prepaid insurance	—	61,846
Total Current Assets	234,923	536,212

Investments held in Trust Account	120,133,869	117,320,973
Total assets	$120,368,792	$117,857,185

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued expense	$1,285,086	$125,972
Amount due to relate parties	11,500	—
Income tax payable	106,724	—
Franchise tax payable	50,000	164,008
Total Current Liabilities	1,453,310	289,980

Warrant liabilities	607,775	4,851,668
Deferred underwriter fee payable	4,025,000	4,025,000
Working capital loan	300,000	—
Extension loans	2,300,000	—
Total liabilities	8,686,085	9,166,648

Commitments and Contingencies
Class A Common Stock subject to possible redemption; 11,500,000 shares at redemption value of $10.40 and $10.20 as of September 30, 2022 and December 31, 2021, respectively	120,133,869	117,300,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 585,275 issued and outstanding, excluding 11,500,000 shares subject to redemption	59	59
Class B Common Stock, par value $0.0001; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(8,451,509)	(8,609,810)
Total Stockholders’ Deficit	(8,451,162)	(8,609,463)
Total Liabilities and Stockholders’ Deficit	$120,368,792	$117,857,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the Period
				from
			For the	February 8, 2021
	For the		Nine months	(Inception)
	Three Months Ended		Ended	Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$467,223	$98,724	$1,771,902	$170,064
Franchise tax expense	52,802	—	152,802	—
Loss from operation costs	(520,025)	(98,724)	(1,924,704)	(170,064)

Other income (expense):
Realized and unrealized gain	587,303	2,897	779,706	3,691
Change in fair value of warrant liabilities	(113,829)	1,388,792	4,243,893	6,391,703
Non-operating expense	—	—	—	(625,059)
Net income (loss) before provision for income taxes	$(46,551)	$1,292,965	$3,098,895	$5,600,271
Provision for income taxes	(106,724)	—	(106,724)	—
Net income (loss)	$(153,275)	$1,292,965	$2,992,171	$5,600,271

Weighted average shares outstanding of Class A Common Stock subject to redemption	11,500,000	11,500,000	11,500,000	6,997,872
Basic and diluted net income per common stock	$0.01	$0.09	$0.20	$0.55

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,460,275	3,460,275	3,460,275	3,231,146
Basic and diluted net income per common stock	$0.01	$0.09	$0.20	$0.55

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2022	585,275	$59	2,875,000	$288	$—	$(8,609,810)	$(8,609,463)
Re-measurement of carrying value of Class A redeemable stock to redemption value	—	—	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	—	—	3,145,445	3,145,455
Balance — June 30, 2022 (unaudited)	585,275	$59	2,875,000	$288	$—	$(6,614,365)	$(6,614,018)
Re-measurement of carrying value of Class A redeemable stock to redemption value	—	—	—	—	—	(1,150,000)	(1,150,000)
Accretion of Class A common stocks at redemption value	—	—	—	—	—	(533,869)	(533,869)
Net income	—	—	—	—	—	(153,275)	(153,275)
Balance — September 30, 2022 (unaudited)	585,275	$59	2,875,000	$288	$—	$(8,451,509)	$(8,451,162)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Equity
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Sale of units in Initial Public Offering, net of offering costs	12,085,275	1,209	—	—	118,730,487	—	118,731,696
Deferred underwriting commission	—	—	—	—	(4,025,000)	—	(4,025,000)
Initial fair value of warrant liability	—	—	—	—	(11,176,949)	—	(11,176,949)
Subsequent shares subject to possible redemption	(11,500,000)	(1,150)	—	—	(103,553,250)	(13,745,600)	(117,300,000)
Net income	—	—	—	—	—	4,307,307	4,307,307
Balance — June 30, 2021 (unaudited)	585,275	$59	2,875,000	$288	$—	$(9,438,293)	$(9,437,946)
Net income	—	—	—	—	—	1,292,965	1,292,965
Balance — September 30, 2021 (unaudited)	585,275	$59	2,875,000	$288	$—	$(8,145,328)	$(8,142,981)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

		For the
		Period from
	For the	February 8, 2021
	Nine months	(Inception)
	Ended	Through
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net income	$2,992,171	$5,600,271
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs allocated to warrant liabilities	—	625,059
Realized and unrealized gain	(779,706)	(3,691)
Change in fair value of warrant liability	(4,243,893)	(6,391,703)
Changes in operating assets and liabilities:
Prepaid expense	83,061	(144,000)
Accrued expense	1,159,114	16,132
Franchise tax payable	(114,008)	—
Income tax payable	106,724	—
Net cash used in operating activities	(796,537)	(297,932)

Cash flow from investing activities:
Investment of cash in Trust Account	(2,300,000)	(117,300,000)
Interest withdraw from Trust Account	266,809	—
Net cash used by investing activities	(2,033,191)	(117,300,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	—	112,700,000
Proceeds from sale of Private units	—	5,852,750
Payment of offering costs	—	(446,112)
Proceeds from working capital loan	300,000	—
Amount due to related parties	11,500	—
Proceeds from extension loans	2,300,000	—
Net cash provided by financing activities	2,611,500	118,131,638

Net change in cash	(218,228)	533,706
Cash at the beginning of the period	453,151	—
Cash at the end of the period	$234,923	$533,706

Supplemental disclosure of non-cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$117,300,000
Change in value of common stock subject to possible redemption	$2,833,869	$—
Deferred underwriting fee payable	$—	$4,025,000
Initial Classification of Warrant Liability	$—	$11,176,949

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period February 8, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, the Company has entered into a merger agreement (as described below), and continued a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $959,560 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022, we have available to us $234,923 of cash on our balance sheet and working capital deficit of $1,218,387.

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

On May 5, 2022, the Company extended the date by which the Company has to consummate a business combination from May 11, 2022 to August 11, 2022 (the “First Extension”). The First Extension was the first of two three-month extensions permitted under the Company’s governing documents.

On August 10, 2022, the Company extended the date by which the Company has to consummate a business combination from August 11, 2022 to November 11, 2022 (the “Second Extension”). The Second Extension was the second of two three-month extensions permitted under the Company’s governing documents. On October 27, 2022, the Company filed a definitive proxy statement with the SEC in connection with the Company’s solicitation of proxies for the vote by the stockholders of the Company at a special meeting of the Company’s stockholders to be held on November 11, 2022 (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved amendments to its second amended and restated certificate of incorporation (the “Extension Amendment”) and the investment management trust agreement (the “Trust Agreement”) between Continental Stock Transfer & Trust Company, as trustee (“Continental”), and the Company governing the trust account (the “Trust Account”) established in connection with the Company’s initial public offering dated May 11, 2021 (the “Trust Amendment”), which together would allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from the current outside date of November 11, 2022. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022.

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

The Company will have until December 11, 2022 to consummate a business combination. As discussed above, the Company filed a definitive proxy statement with the SEC on October 27, 2022 in connection with the Company’s solicitation of proxies for the vote by the stockholders of the Company at the Special Meeting. The Company’s stockholders approved the Extension Amendment and the Trust Amendment that allowed the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from November 11, 2022. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company's Class A Common Stock, or approximately $122,920, to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022. If the Company is unable to complete a Business Combination by December 11, 2022, or as extended by the Company’s stockholders as described above(the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the shares of Class A Common Stock and the warrants that are included as components of the Private Placement Units. Such warrants will expire worthless if the Company fails to complete a Business Combination within the 18-month time period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share (or $10.445 per Public Share including the Extension deposits) and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.20 per share (or $10.445 per share including the Extension deposits) due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of September 30, 2022, the Company had $234,923 in cash and working capital deficit of $1,218,387.

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

As of September 30, 2022, we had investments of $120,133,869 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the nine and three months ended September 30, 2022, we withdrawed $266,810 interest earned on the Trust Account to pay DE Franchise tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination, however this cannot be guaranteed. Originally, the Company will have until May 11, 2022 to consummate a Business Combination. On May 5, 2022, the Company extended the date by which the Company has to consummate a business combination from May 11, 2022 to August 11, 2022 (the “1st Extension”). On August 10, 2022, the Company extended the date by which the Company has to consummate a business combination from August 11, 2022 to November 11, 2022 (the “2nd Extension”). The 2nd Extension is the second of two three-month extensions permitted under the Company’s governing documents. As discussed above, the Company filed a definitive proxy statement with the SEC on October 27, 2022 in connection with the Company’s solicitation of proxies for the vote by the stockholders of the Company at the Special Meeting. On November 11, 2022, the Stockholders of the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from November 11, 2022. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022. The Company has extended the deadline by which it must complete its initial business combination following stockholder approval of the Extension Amendment and the Trust Amendment, if our initial business combination is not consummated by December 11, 2022, less than one year after the date the financial statements are issued, then our existence will terminate, and we will distribute all amounts in the trust account. The Company intends to complete a business combination before the liquidation date and no adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after such date. There can be no assurance that the Company will be able to consummate an initial business combination by December 11, 2022 and/or have sufficient working capital and borrowing capacity to meet its needs. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $234,923 and $453,151 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021.

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

On September 30, 2022, there were 585,275 shares of Class A Common Stock issued and outstanding that were issued as component securities of the Private Placement Units (Note 4). 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The Class A Common Stock reflected on the condensed consolidated balance sheet are reconciled in the following table:

		For the Period from
	For Nine	February 8, 2021
	Months ended	(inception)
	September 30,	through
	2022	December 31, 2021
Contingently redeemable Class A Common Stock – Opening Balance	$117,300,000	$—
Gross Proceeds	—	115,000,000
Less:
Proceeds allocated to public warrants and private warrants	—	(10,614,500)
Issuance costs related to Class A Common Stock	—	(6,146,054)
Plus:
Re-measurement of carrying value to redemption value	2,833,869	19,060,554
Contingently redeemable Class A Common Stock - Ending Balance	120,133,869	117,300,000

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income per common share:

				For the
			Nine months	Period from
	Three Months Ended		Ended	February 8, 2021
	September 30,		September 30,	(inception) Through
	2022	2021	2022	September 30, 2021
Redeemable Class A Common Stock subject to possible redemption
Numerator: earnings allocable to redeemable Class A Common Stock subject to possible redemption	$(117,823)	$993,905	$2,300,089	$3,831,255

Denominator: weighted average number of redeemable Class A Common Stock	11,500,000	11,500,000	11,500,000	6,997,872
Basic and diluted net income per redeemable Class A Common Stock	$0.01	$0.09	$0.20	$0.55

Non-redeemable Class A and Class B common stock
Numerator: net income (loss) allocable to non-redeemable Class A and Class B common stock	$(35,452)	$299,060	$692,082	$1,769,016

Denominator: weighted average number of non-redeemable Class A and Class B common stock
Non-redeemable Class A private placement and Class B common shares, basic and diluted	3,460,275	3,460,275	3,460,275	3,231,146
Basic and diluted net income per non-redeemable Class and Class B common stock	$0.01	$0.09	$0.20	$0.55

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate for the three and nine months ended September 30, 2022, was -220.93% and 3.44%, respectively, and for the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021 was 0.00%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of any PIPE financing or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iii) the content of any regulations and other guidance issued by the Treasury Department and/or the Internal Revenue Service. In addition, because the excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our stock. The foregoing could cause a reduction in the cash available on hand to complete a business Combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) Nine months after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On February 8, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On June 1, 2021, the $78,925 outstanding under the promissory note was repaid in full. On September 30, 2022 and December 31, 2021, there is no amount outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, the Company has $300,000 working capital loans outstanding.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

The Company’s second amended and restated certificate of incorporation provides that, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months from the closing of the Company’s initial public offering, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s second amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest-bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions. Pursuant to the foregoing, on May 5, 2022, the Company extended the date by which the Company had to consummate a business combination from May 11, 2022 to August 11, 2022. On August 10, 2022, the Company extended the date by which the Company had to consummate a business combination from August 11, 2022 to November 11, 2022.

As described in Note 1, the Company filed a definitive proxy statement with the SEC on October 27, 2022 in connection with the Company’s solicitation of proxies for the vote by the stockholders of the Company at the Special Meeting. The Stockholers of the Compnay approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from November 11, 2022. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022. In connection with each such extension, the Company will have until December 11, 2022 to consummate a Business Combination, as noted above.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the three months and nine months ended September 30, 2022, $30,000 and $90,000 support fees were incurred, respectively. For the period from February 8, 2021 (inception) through September 30, 2021, $50,000 support fees were incurred. For the three months ended September 30, 2021, $30,000 support fees were incurred.

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

At September 30, 2022, the Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 585,275 shares of Class A Common Stock issued or outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 25, 2021, the Sponsor transferred 15,000 shares to the Company’s Chief Executive Officer, 15,000 shares to the Company’s Chief Financial Officer and 5,000 shares to two of the Company’s independent directors. Following the determination of the Company’s third independent director, on March 23, 2021, the Sponsor transferred 5,000 shares to such independent director. At September 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$120,133,869	$—	$—

Warrant Liabilities:
Public Warrants	$575,000	$—	$—
Private Placement Warrants	$—	$—	$32,775

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

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued initially and at each reporting period that the warrants were not actively traded, using a Monte Carlo simulation. As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. Private Placement Warrants were valued using a Monte Carlo valuation model using level 3 inputs at initial valuation and as of September 30, 2022 and December 31, 2021.

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $120,133,869 and $117,320,973 in cash and U.S. Treasury Securities, respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments and are considered Level 1 assets.

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

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public warrants at each reporting period for its warrants that are not actively traded. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On June 22, 2021, the Public Warrants surpassed the threshold waiting period to be publicly traded. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of September 30, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the Nine months ended September 30, 2022 and for the period from February 8, 2021 (inception) through September 30, 2021 there were no transfers between levels.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2022	December 31, 2021
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$10.36	$10.10
Expected term (years)	5.11	5.36
Probability of Acquisition	5.0%	100.0%
Volatility	5.4%	7.4%
Risk-free rate	3.97%	1.28%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from December 31, 2021 through September 30, 2022 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$251,668	$4,600,000	$4,851,668
Change in valuation inputs or other assumptions (1)	(218,893)	(4,025,000)	(4,243,893)
Fair value as of September 30, 2022	$32,775	$575,000	$607,775
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

Note 10 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up to November 18, 2022, the date the Company issued the audited financial statements. Based upon this review, the Company identifed the following subsequent events:.

-	On November 11, 2022, the Company held a Special Meeting of its stockholders. The Stockholders of the Company approved the First Amendment to the Second Amended and Restated Certificate of Incorporation (the “Extension Amendment”). The Company has the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the

DATA KNIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company’s initial public offering that was closed on May 11, 2021 (the “IPO”) from November 11, 2022 (the “Termination Date”) up to nine (9) one-month extensions to August 11, 2023 (the “Extension Amendment Proposal”).
-	At the Special Meeting held on November 11, 2022, the Stockholders also approved of Trust Amendment Proposal, pursuant to which the Investment Management Trust Agreement (the “Trust Agreement”), dated May 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”), was amended to extend the date on which Continental must liquidate the Trust Account (the “Trust Account”) established in connection with the IPO if the Company has not completed its initial business combination, from November 11, 2022 to August 11, 2023 (or such earlier date after November 11, 2022, as determined by the Data Knights Board).
-	In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the special meeting, holders of 8,768,456 shares of Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $10.42 per share, for an aggregate of approximately $91.4 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $28.5 million.
-	In connection with approval of the Extension Amendment Proposal and the Trust Amendment Proposal, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, giving effect to the redemptions disclosed above, or approximately $122,920, to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022.

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

The Special Meeting

On October 27, 2022, the Company filed a definitive proxy statement with the SEC in connection with the Company’s solicitation of proxies for the vote by the stockholders of the Company at a special meeting of the Company’s stockholders to be held on November 11, 2022 (the “Special Meeting”). On the Special Meeting, the Stockholders of the Company approved amendments to its second amended and restated certificate of incorporation (the “Extension Amendment”) and the investment management trust agreement (the “Trust Agreement”) between Continental Stock Transfer & Trust Company, as trustee (“Continental”) and the Company governing the trust account (the “Trust Account”) established in connection with the Company’s initial public offering dated May 11, 2021 (the “Trust Amendment”), which together would allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from the current outside date of November 11, 2022. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920 deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022.

The First Amendement to the Second Amended and Restated Certificate of Incorporation and the Amendment No,1 to Investment Management Trust Agreement related thereto are further described in the Form 8-K, filed by us on November 15, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $153,275, which consists of unrealized gain from marketable securities held in the Trust Account of $587,303, change in fair value of warrant liabilities of $113,829 and offset by operating costs of $520,025 and provision for income taxes of $106,724.

For the three months ended September 30, 2021, we had a net income of $1,292,965, which consists of unrealized gain from marketable securities held in the Trust Account of $2,897, change in fair value of warrant liabilities of $1,388,792 and offset by operating costs of $98,724.

For the nine months ended September 30, 2022, we had a net income of $2,992,171, which consists of unrealized gain from marketable securities held in the Trust Account of $779,706, change in fair value of warrant liabilities of $4,243,893 and offset by operating costs of $1,924,704 and provision for income taxes of $106,724.

For the period from February 8, 2021 (inception) through September 30, 2021, we had a net income of 5,600,271 which consists of unrealized gain from marketable securities held in the Trust Account of $3,691, change in the fair value of warrant liabilities of $6,391,703 and offset by formation and operating costs of $170,064 and non-operating expenses of $625,059.

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

For the Nine months ended September 30, 2022, cash used in operating activities was $796,537. For the period from February 8, 2021 (inception) through September 30, 2021, cash used in operating activities was $297,932.

Transaction costs of the Initial Public Offering amounted to $6,771,112, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $446,112 of other costs.

As of September 30, 2022, we had available to us $234,923 of cash on our condensed consolidated balance sheets and a working capital deficit of $1,218,387. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

We currently have up to 18 months from the closing of our IPO, or until December 11, 2022, to consummate an initial business combination. On May 5, 2022, the Company issued a press release announcing that its Sponsor has requested that the Company extend the date by which the Company has to consummate a business combination from May 11, 2022 to August 11, 2022 (the “Extension”). The Extension was the first of two three-month extensions permitted under the Company’s governing documents. On August 11, 2022, the Company extend the date by which the Company has to consummate a business combination from August 11, 2022 to November 11, 2022 (the “2nd Extension”). The 2nd Extension is the second of two three-month extensions permitted under the Company’s governing documents. On October 27, 2022, the Company filed a definitive proxy statement with the SEC in connection with the Company’s solicitation of proxies for the vote by the stockholders of the Company at a special meeting. On November 11, 2022 (the “Special Meeting”), the Company’s stockholders approved amendments to its second amended and restated certificate of incorporation (the “Extension Amendment”) and the investment management trust agreement (the “Trust Agreement”) between Continental Stock Transfer & Trust Company, as trustee (“Continental”) and the Company governing the trust account (the “Trust Account”) established in connection with the Company’s initial public offering dated May 11, 2021 (the “Trust Amendment”), which together would allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from the current outside date of November 11, 2022. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920 deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022. If our initial business combination is not consummated by December 11, 2022, or such later date as extended pursuant to the foregoing, then our existence will terminate, and we will distribute all amounts in the trust account.

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

The Company intends to complete the proposed Business Combination before December 11, 2022, and we believe we have sufficient arrangements with our vendors to continue to operate until we complete our initial Business Combination. However, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before December 11, 2022 we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period up to 18 months. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate the Business Combination. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond December 11, 2022. Management has determined that given the liquidity condition of the Company, should a Business Combination not occur by December 11, 2022, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to September 30, 2022, we have incurred $170,000 in fees under this agreement.

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

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, there were 585,275 shares of Class A Common Stock outstanding, excluding 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus dated May 6, 2021 filed with the SEC, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company’s Form 8-K filed with the SEC on April 25, 2022, the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, the Company’s Registration Statement on Form S-4 filed on July 22, 2022, as amended, and the Company’s definitive proxy statement filed on October 27, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

An Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on NASDAQ, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our second amended and restated certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

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

DATA KNIGHTS ACQUISITION CORP.

Date: November 18, 2022	/s/ Barry Anderson
	Name:	Barry Anderson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2022	/s/ Firdauz Edmin Bin Mokhtar
	Name:	Firdauz Edmin Bin Mokhtar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)