Form 10-K
period 2022-12-31
Data Knights Acquisition Corp.
filed 2023-03-31
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $113.735 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A Common Stock as of that date.

As of March 31, 2023 there were 3,316,819 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 4,253,517 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Common Stock”).

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 6, 2021;
●	“board of directors” or “board” are to the board of directors of the Company;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on May 11, 2021;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm.
●	“management” or our “management team” are to our officers and directors
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement shares” are to the shares of our common stock included within the private placement units purchased by our sponsor in the private placement;
●	“private placement units” are to the units purchased by our sponsor in the private placement, each private placement unit consisting of one private placement share and one placement warrant;
●	“private placement warrants” are to the warrants included within the private placement units purchased by our sponsor in the private placement;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);
●	“Registration Statement” are to the Form S-1 filed with the SEC on March 9, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Data Knights, LLC, a Delaware limited liability company;
●	“trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $117,300,000 ($10.20 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;
●	“units” are to the public units and the private placement units;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;
●	“we,” “us,” “Company” or “our Company” are to Data Knights Acquisition Corp.

PART I

Item 1.Business.

Overview

Data Knights Acquisition Corp. is a newly organized blank check company incorporated on February 8, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

If the Business Combination (as defined below) is not consummated, we may pursue an initial business combination target in any business or industry, we intend to focus our search on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire a business focusing on the data centers and internet technology sectors where our management team has extensive experience.

As of December 31, 2022, we had not commenced operations. All activity through December 31, 2022 relates to our formation, initial public offering, and identifying a target for our initial business combination.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by our Chairman of the Board and Chief Executive Officer, Barry Anderson and our Chief Financial Officer, Firdauz Edmin Bin Mokhtar, who are well positioned to take advantage of the growing set of acquisition opportunities focused on data centers and technology and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our stockholders. Subject to nine one-month extensions (of which we have exercised three), we will have until August 11, 2023 to consummate an initial business combination. If our initial business combination is not consummated by August 11, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Proposed Business Combination

On April 25, 2022, the Company, Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and the Sponsor entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with OneMedNet Corporation, Inc., a Delaware corporation (the “Target”, and together with the Company and Merger Sub, the “Parties”) and Paul Casey, as seller representative (“Casey”). Pursuant to the Merger Agreement, upon the closing (the “Closing”) of the contemplated transactions (collectively, the “Business Combination”), the Parties will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth in the Merger Agreement. In accordance with the terms and subject to the conditions of the Merger Agreement, the Target’s shareholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s shareholders is subject to adjustment after the Closing in accordance with the Merger Agreement. The obligations of the Parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective Parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c)

the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Target’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the U.S. Securities and Exchange Commission (the “SEC”) requiring the Company to amend or supplement the Registration Statement on Form S-4 containing a prospectus and proxy statement (as amended or supplemented, the “Form S-4”) filed in connection with the Business Combination; and (j) the receipt of certain closing deliverables.

In connection with entry into the Merger Agreement, the Company entered into Voting Agreements with certain stockholders of the Target representing approximately 55% of the outstanding voting power of the Target’s equity securities (the “Target Stockholders”) pursuant to which the Target Stockholders have agreed to vote their securities in favor of the approval of the Merger Agreement and the Business Combination, be bound by certain covenants and agreements related to the Business Combination and to take other customary actions to cause the Business Combination to occur. The Company, the Sponsor, and the Target also entered into a Sponsor Support Agreement pursuant to which the Sponsor has agreed to vote its Company securities in favor of the approval of the Merger Agreement and the Business Combination and to take other customary actions to cause the Business Combination to occur.

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

In a Special Meeting of the Stockholders on November 11, 2022, the stockholders of the Company approved the First Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was closed on May 11, 2021 (the “IPO”) from November 11, 2022 (the “Termination Date”) up to nine (9) one-month extensions to August 11, 2023 (the “Extension Amendment Proposal”). In connection with approval of the First Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, giving effect to the redemptions disclosed above, or approximately $122,920, to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022. The second and third monthly extensions have since been exercised.

The structure of the Business Combination is described above under “Proposed Business Combination.” As in the Business Combination, we anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. If the Business Combination is not consummated, we may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

If the Business Combination is not consummated, in evaluating prospective business combinations, we will conduct a thorough due diligence review process that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We also seek to utilize the expertise of our management team in analyzing healthcare and technology companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event the Business Combination is not consummated and we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. We are not required to obtain an opinion in any other context.

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

In the event the Business Combination is not consummated, we believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in the data center and technology industries. This network has grown through the activities of our management team having served as directors or officers for numerous publicly-listed and privately-owned companies and experience with acquisitions, divestitures and corporate strategy and implementation.

Status as a Public Company

In the event the Business Combination is not consummated, we believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A Common Stock (or shares of a new holding company) or for a combination of our shares of Class A Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

Financial Position

With funds available for an initial business combination in the amount of $29,029,416 as of December 31, 2022, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

The structure of the Business Combination is described above under “Proposed Business Combination.” As described above, we intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

In the event the Business Combination is not consummated, we anticipate that target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

In addition, in the event the Business Combination is not consummated, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in the event the Business Combination is not consummated, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We pay Arc Capital, Ltd, an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event the Business Combination is not consummated and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination, as was the case with the Business Combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act, as is the case with the Business Combination. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

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

In the event the Business Combination is not consummated, in evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

In the event the Business Combination is not consummated, the time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

The Business Combination requires the approval of our stockholders under the Merger Agreement and Nasdaq rules. However, in the event the Business Combination is not consummated, in connection with any alternative proposed business combination, we may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

In the event the Business Combination is not consummated, under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

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

Permitted Purchases of our Securities

In connection with the Business Combination, or if the Business Combination is not consummated, and we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Business Combination or an alternative business combination, in the event Business Combination is not consummated, and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A Common Stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

In connection with the Business Combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of the Business Combination in connection with a stockholder meeting called to approve the Business Combination. In the event the Business Combination is not consummated, in connection with an alternative proposed initial business combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their Class A Common Stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

The Business Combination requires the approval of our stockholders under the Merger Agreement and Nasdaq rules. We will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek stockholder approval of an alternative initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

The Business Combination requires the approval of our stockholders under the Merger Agreement and Nasdaq rules and we will complete the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. If the Business Combination is not consummated and we seek stockholder approval in connection with a proposed alternative initial business combination, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If the Business Combination is not consummated and if in connection with an alternative initial business combination a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

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

If the Business Combination is not consummated and upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, in connection with the stockholder approval of the Business Combination, or if the Business Combination is not consummated and we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If the Business Combination or an alternative initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Business Combination is not consummated, we may continue to try to complete an initial business combination with a different target by August 11, 2023, assuming we extend the period of time to consummate a business combination until such date.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until August 11, 2023, assuming we exercise nine one-month extensions as described in our amended and restated certificate of incorporation, to complete our initial business combination. If we are unable to complete our initial business combination by August 11, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 11, 2022 (or up to August 11, 2023, subject to nine one-month extensions).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by August 11, 2023. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by August 11, 2023.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is also not liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 11, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 11, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by August 11, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following August 11, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by August 11, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by August 11, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In the event the Business Combination is not consummated, in identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. In connection with our internal control procedures for the fiscal year ended December 31, 2022, we concluded that we had a material weakness—please see “Risk Factors” for more information on that conclusion.

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

Item 1A.Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond August 11, 2023 raising substantial doubt about the Company’s ability to continue as a going concern;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

In addition to the risk factors described in our Registration Statement, our securities are subject to the additional risks described below. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

A recent ruling of the Delaware Court of Chancery may create uncertainty regarding the validity of some of our authorized and issued shares of Common Stock.

A recent ruling by the Court of Chancery in Delaware introduced uncertainty as to whether Section 242(b)(2) of the DGCL required a separate vote in favor of at least a majority of the outstanding shares of Class A Common Stock, in addition to a vote in favor of at least a majority of the outstanding shares of Class A and Class B Common Stock, voting together as a single class, to properly authorize shares of Class A Common Stock. In connection with the Business Combination, our stockholders may authorize an increase in the number of shares of Class A Common Stock. Accordingly, the Delaware ruling may apply to us. Any failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations. Claims alleging that a portion of our Class A Common Stock are not authorized could lead to shares of our Class A Common Stock being voidable and have a material adverse effect on the Company and its prospects. In addition, uncertainty with respect to the Company’s capitalization resulting from the Court of Chancery’s ruling referenced above could have a material adverse impact on the Company, including on the Company’s ability to complete equity financing transactions or issue stock-based compensation to its employees, directors and officers until the underlying issues are definitively resolved. This uncertainty could impair the Company’s ability to execute its business plan, attract and retain employees, management and directors and adversely affect its commercial relationships.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

Our executive offices are located at Unit G6, Frome Business Park, Manor Road, Frome, United Kingdom BA11 4FN, and our telephone number is 011-44 203 833 4000. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

(b)Holders

On March 31, 2023, there were 2 holders of record of our units, 1 holder of record of our shares of Class A Common Stock and 1 holder of record of our warrants.

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

Proposed Business Combination

On April 25, 2022, we and the Sponsor entered into the Merger Agreement with the Target and Casey. Pursuant to the Merger Agreement, upon the Closing of the Business Combination, the Parties will effect the Merger, as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth in the Merger Agreement. In accordance with the terms and subject to the conditions of the Merger Agreement, the Target’s shareholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s shareholders is subject to adjustment after the Closing in accordance with the Merger Agreement. The obligations of the Parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective Parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Target’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i)

the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Form S-4; and (j) the receipt of certain closing deliverables.

In connection with entry into the Merger Agreement, the Company entered into Voting Agreements with the Target Stockholders pursuant to which the Target Stockholders have agreed to vote their securities in favor of the approval of the Merger Agreement and the Business Combination, be bound by certain covenants and agreements related to the Business Combination and to take other customary actions to cause the Business Combination to occur. The Company, the Sponsor, and the Target also entered into a Sponsor Support Agreement pursuant to which the Sponsor has agreed to vote its Company securities in favor of the approval of the Merger Agreement and the Business Combination and to take other customary actions to cause the Business Combination to occur.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $336,658, which consists of realized and unrealized gain and dividends of $1,371,689, change in fair value of warrant liability of $4,489,110, offset with operating expense of $5,103,731 and franchise tax expense of $205,560 and income tax provision of $214,850.

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

Going Concern, Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash of $30,870 and $453,151 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

For the year ended December 31, 2022, cash used in operating activities was $940,463.

For the period from February 8, 2021 (inception) through December 31, 2021, cash used in operating activities was $378,487.

As of December 31, 2022 and 2021, we had investments of $29,029,416 and $117,320,973 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended December 31, 2022, we withdrew $299,601 of interest earned on the Trust Account to pay Delaware Franchise tax. During the period ended December 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination; however, this cannot be guaranteed. The Company will have until August 11, 2023, subject to nine one-month extensions, to consummate a business combination. If our initial business combination is not consummated by August 11, 2023, less than one year after the date the financial statements are issued, then our existence will terminate, and we will distribute all amounts in the trust account. The Company intends to complete a business combination before the liquidation date, and no adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after such date. There can be no assurance that the Company will be able to consummate an initial business combination by August 11, 2023 and/or have sufficient working capital and borrowing capacity to meet its needs. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the year ended December 31, 2022, we have incurred $120,000 in fees under this agreement. From inception to December 31, 2021, we have incurred $80,000 in fees under this agreement.

The underwriters are entitled to a deferred fee of $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Accounts solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Related Party Transactions

Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of December 31, 2022, we had $207,081 in Working Capital Loans outstanding.

Extension Loan

On November 11, 2022, we held a special meeting of stockholders (the “Special Meeting”) to seek stockholder approval of certain proposals to extend the date by which we must consummate a business combination (the “Termination Date”) from November 11, 2022 to August 11, 2023 (or such earlier date as determined by the Board of Directors) by amending our Second Amended and Restated Certificate of Incorporation (the “Extension Amendment Proposal”) to allow for the Termination Date to be extended by up to nine months subject to nine one-month extensions (each an “Extension”), each of which Extensions requiring us to cause to be deposited into the Trust Account an amount equal $0.045 per unit sold in the IPO (each such deposit an “Extension Payment”). The Extension Amendment Proposal to amend our Second Amended and Restated Certificate of Incorporation (“Charter Amendment”) was approved. We filed the Charter Amendment with the Secretary of State of the State of Delaware on November 11, 2022.

In connection with the Extensions, the Sponsor agreed to loan us of the funds to make the associated Extension Payments (the “Extension Loans”). As of December 31, 2022, we had $2,545,838 in Extension Loans outstanding.

Introducing Advisor Agreement

On June 26, 2021, we entered into an introducing advisor agreement (the “Introducing Advisor Agreement”) with ARC Group Limited, the Company’s financial advisor (“ARC”), pursuant to which ARC will make strategic introductions to the Company of potential target companies and/or their subsidiaries, affiliates, or representatives (each an “Advisor Target”) who may be interested in potential business combinations with the Company. In consideration for ARC’s services under the Introducing Advisor Agreement, we agreed to (i) pay to ARC (a) a retainer of $50,000 upon execution of the Introducing Advisor Agreement and (b) a success fee of $100,000 upon the closing our initial business combination, and (ii) cause to be issued to ARC equity interests in the post-combination company representing a five-percent (5%) ownership interest in the post-combination company, if at any time prior to June 25, 2022 (the “Termination Date”), or within six (6) months thereafter, we closed on an initial business combination or any financing with any Advisor Target or any affiliate of an Advisor Target (the “Equity Issuance”).

On March 22, 2022, we and ARC entered into the First Amendment to the Introducing Advisor Agreement, pursuant to which both parties agreed that we would pay to ARC an additional success fee equivalent to five percent (5%) on any PIPE that was brought by ARC in connection with our initial business combination upon the closing of our initial business combination.

On December 31, 2022, we and ARC entered into the Second Amendment to the Introducing Advisor Agreement, pursuant to which both parties agreed to extend the Termination Date to December 31, 2024, and to change the performance condition for the Equity Issuance from the closing of our initial business combination to the execution of a business combination agreement. On December 31, 2022, following the execution of the Second Amendment to the Introducing Advisor Agreement, the performance condition for the Equity Issuance was deemed to have been met, and ARC was issued 1,378,517 shares of the Company’s Class B Common Stock, up to 143,766 shares of which are subject to forfeiture if our public stockholders exercise redemption rights with respect to any of our remaining outstanding shares of Class A Common Stock.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding common shares previously subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of Class B Common Stock that were previously subject to forfeiture if the over-allotment option was not exercised by the underwriters. As of December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company for the fiscal year beginning after December 15, 2023, including interim periods within

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC and its staff’s guidance on redeemable equity instruments, and management’s subsequent re-evaluation of its Prior Financials, the Company determined that there were errors in its accounting for its complex financial instruments and related disclosure. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for and disclose such instruments constituted a material weakness.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control over financial reporting relating to the Company’s accounting for complex financial instruments and related disclosure.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of those steps taken to remediate the material weakness discussed above.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Barry Anderson	45	Chairman, Chief Executive Officer and Director
Firdauz Edmin Bin Mokhtar	49	Chief Financial Officer and Secretary
Syed Musheer Ahmed	38	Director
Julianne Huh	53	Director
Annie Damit Undikai	60	Director

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,570,336 shares of our common stock, consisting of (i) 3,316,819 shares of our Class A Common Stock, and (ii) 4,253,517 shares of our Class B Common Stock, issued and outstanding as of March 31, 2023. On all matters to be voted upon, holders of the shares of Class A Common Stock and shares of Class B Common Stock vote together as a single class. Currently, all of the shares of Class B Common Stock are convertible into Class A Common Stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A		Class B
	Common Stock		Common Stock		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Common
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned(2)	of Class	Stock
Directors and Executive Officers:
Barry Anderson(1)	585,275	17.6%	2,845,000	66.9%	45.3%
Firdauz Edmin bin Mokhtar(1)	585,275	17.6	2,845,000	66.9	45.3
Syed Musheer Ahmed	—	—	5,000	*	*
Julianne Huh	—	—	5,000	*	*
Annie Damit Undikai	—	—	5,000	*	*
All executive officers and directors as a group (six individuals)	585,275	17.6%	2,875,000	67.6%	23.1%

Five Percent Holders:
Data Knights, LLC(1)	585,275	17.6%	2,830,000	66.5%	45.1%
Westchester Capital Management, LLC(3)	504,457	15.2	—	—	6.7
Shaolin Capital Management LLC(4)	400,000	12.1	—	—	5.3
ARC Group Limited	—	—	1,378,517	32.4	18.2
*	less than 1%
(1)	Data Knights, LLC, our sponsor, is the record holder of 585,275 shares of Class A Common Stock and 2,830,000 shares of Class B Common Stock reported herein. Barry Anderson, our Chairman and Chief Executive Officer, is a manager of our sponsor. Firdauz Edmin Bin Mokhtar, our Chief Financial Officer, is a manager and equity holder of our sponsor. By virtue of this relationship, Mr. Anderson and Mr. Mokhtar may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Anderson and Mr. Mokhtar each disclaims any such beneficial ownership except to the extent of his respective pecuniary interest. The business address of each of these entities and individuals is Trident Court, 1 Oakcroft Road, Chessington, Surrey KT9 1BD, United Kingdom.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B Common Stock, as well as placement shares after the Company’s IPO. Founder shares are convertible into shares of Class A Common Stock on a one-for-one basis, subject to adjustment.

(3)	Consists of shares held by one or more private funds managed by Westchester Capital Management, LLC, as reported on a Schedule 13G filed with the SEC on February 14, 2023.
(4)	Consists of shares held by one or more private funds managed by Shaolin Capital Management LLC, as reported on a Schedule 13G/A filed with the SEC on February 22, 2023.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence

On February 25, 2021, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On February 25, 2021, our sponsor transferred 15,000 shares to Barry Anderson, 15,000 shares to Firdauz Edmin Bin Mokhtar, 5,000 shares to Syed Musheer Ahmed and 5,000 shares to Julianne Huh. On March 23, 2021, our sponsor transferred 5,000 shares to Annie Damit Undikai. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. upon the consummation of this offering. Up to 375,000 founder shares held by our sponsor were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. The founder shares (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of our initial public offering on May 11, 2021, our sponsor purchased an aggregate of 585,275 private placement units at a price of $10.00 per private placement unit, for an aggregate purchase price of $5,852,750. Each private placement unit consists of one share of Class A Common Stock and one redeemable private placement warrant. Each whole private placement warrant is exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The proceeds from the private placement units were added to the proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by December 11, 2022 (or up to August 11, 2023, subject to nine one-month extensions), the proceeds from the sale of the private placement units will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement units and all underlying securities will expire worthless.

Commencing on October 5, 2021, we pay Arc Group Ltd, an affiliate of members of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. From inception to December 31, 2022, we have incurred $200,000 in fees under this agreement. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

On February 26, 2021 our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our sponsor. The promissory note was non-interest bearing and was payable on the earlier of (i) July 31, 2021 and (ii) the completion of our initial public offering. At December 31, 2022, there was no outstanding balance under the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the private placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2022, there was $207,081 outstanding under such loans.

On November 11, 2022, we held a special meeting of stockholders (the “Special Meeting”) to seek stockholder approval of certain proposals to extend the date by which we must consummate a business combination (the “Termination Date”) from November 11, 2022 to August 11, 2023 (or such earlier date as determined by the Board of Directors) by amending our Second Amended and Restated Certificate of Incorporation (the “Extension Amendment Proposal”) to allow for the Termination Date to be extended by up to nine months subject to nine one-month extensions (each an “Extension”), each of which Extensions requiring us to cause to be deposited into the Trust Account an amount equal $0.045 per unit sold in the IPO (each such deposit an “Extension Payment”). The Extension Amendment Proposal to amend our Second Amended and Restated Certificate of Incorporation (“Charter Amendment”) was approved. We filed the Charter Amendment with the Secretary of State of the State of Delaware on November 11, 2022.

In connection with the Extensions, the Sponsor agreed to loan us of the funds to make the associated Extension Payments (the “Extension Loans”). As of December 31, 2022, we had $2,545,838 in Extension Loans outstanding.

On June 26, 2021, we entered into an introducing advisor agreement (the “Introducing Advisor Agreement”) with ARC Group Limited, the Company’s financial advisor (“ARC”), pursuant to which ARC will make strategic introductions to the Company of potential target companies and/or their subsidiaries, affiliates, or representatives (each an “Advisor Target”) who may be interested in potential business combinations with the Company. In consideration for ARC’s services under the Introducing Advisor Agreement, we agreed to (i) pay to ARC (a) a retainer of $50,000 upon execution of the Introducing Advisor Agreement and (b) a success fee of $100,000 upon the closing our initial business combination, and (ii) cause to be issued to ARC equity interests in the post-combination company representing a five-percent (5%) ownership interest in the post-combination company, if at any time prior to June 25, 2022 (the “Termination Date”), or within six (6) months thereafter, we closed on an initial business combination or any financing with any Advisor Target or any affiliate of an Advisor Target (the “Equity Issuance”). On March 22, 2022, we and ARC entered into the First Amendment to the Introducing Advisor Agreement, pursuant to which both parties agreed that we would pay to ARC an additional success fee equivalent to five percent (5%) on any PIPE that was brought by ARC in connection with our initial business combination upon the closing of our initial business combination. On December 31, 2022, we and ARC entered into the Second Amendment to the Introducing Advisor Agreement, pursuant to which both parties agreed to extend the Termination Date to December 31, 2024, and to change the performance condition for the Equity Issuance from the closing of our initial business combination to the execution of a business combination agreement. On December 31, 2022, following the execution of the Second Amendment to the Introducing Advisor Agreement, the performance condition for the Equity Issuance was deemed to have been met, and ARC was issued 1,378,517 shares of the Company’s Class B Common Stock, up to 143,766 shares of which are subject to forfeiture if our public stockholders exercise redemption rights with respect to any of our remaining outstanding shares of Class A Common Stock.

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

Audit Fees. For the period from February 8, 2021 (inception) through December 31, 2022, fees for our independent registered public accounting firm were approximately $133,080, for the services Marcum performed in connection with the review of the financial information included in our Forms 10-Q for the respective periods and the audits of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from February 8, 2021 (inception) through December 31, 2022, fees for our independent registered public accounting firm were approximately $116,464 for the services Marcum performed in connection with our Initial Public Offering and our registration statements and proxy filings.

Tax Fees. For the period from February 8, 2021 (inception) through December 31, 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from February 8, 2021 (inception) through December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 16.Form 10-K Summary

Not applicable.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022, and for the period from February 8, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022, and for the period from February 8, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022, and for the period from February 8, 2021 (inception) through December 31, 2021	F-6
Notes to the Consolidated Financial Statements	F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Data Knights Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Data Knights Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until August 11, 2023 to complete a business combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA

March 31, 2023

DATA KNIGHTS ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$30,870	$453,151
Prepaid expense	—	21,215
Prepaid insurance	—	61,846
Total Current Assets	30,870	536,212

Investments held in Trust Account	29,029,416	117,320,973
Total assets	$29,060,286	$117,857,185

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued expenses	$1,679,821	$125,972
Amount due to related parties	11,500	—
Income tax payable	214,850	—
Franchise tax payable	69,966	164,008
Total Current Liabilities	1,976,137	289,980

Warrant liabilities	362,558	4,851,668
Deferred underwriter fee payable	4,025,000	4,025,000
Working capital loan	207,081	—
Extension loans	2,545,838	—
Total liabilities	9,116,614	9,166,648

Commitments and Contingencies
Class A Common Stock subject to possible redemption; 2,731,544 and 11,500,000 shares at redemption value of $10.53 and $10.20 per share as of December 31, 2022 and 2021, respectively	28,750,110	117,300,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 585,275 issued and outstanding, excluding 2,731,544 and 11,500,000 shares subject to redemption as of December 31, 2022 and 2021, respectively	59	59
Class B Common Stock, par value $0.0001; 10,000,000 shares authorized; 4,253,517 and 2,875,000 issued and outstanding as of December 31, 2022 and 2021, respectively	425	288
Additional paid-in capital	2,825,823	—
Accumulated deficit	(11,632,745)	(8,609,810)
Total Stockholders’ Deficit	(8,806,438)	(8,609,463)
Total Liabilities and Stockholders’ Deficit	$29,060,286	$117,857,185

The accompanying notes are an integral part of the consolidated financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		from
		February 8, 2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
		(Audited)
Formation and operating costs	$5,103,731	$421,397
Franchise tax expense	205,560	164,008
Loss from operation costs	(5,309,291)	(585,405)

Other income (expense):
Interest earned on marketable securities held in Trust Account	—	1,876
Dividends, realized and unrealized gain in Trust Account	1,371,689	19,097
Change in fair value of warrant liabilities	4,489,110	6,325,281
Non-operating expense	—	(625,059)
Net income before provision for income taxes	$551,508	$5,135,790
Provision for income taxes	(214,850)	—
Net income	$336,658	$5,135,790

Weighted average shares outstanding of Class A Common Stock subject to redemption	8,667,969	8,264,526
Basic and diluted net income per common stock	$0.03	$0.44

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,464,052	3,295,610
Basic and diluted net income per common stock	$0.03	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2022	585,275	$59	2,875,000	$288	$—	$(8,609,810)	$(8,609,463)
Re-measurement of Class A Common Stock Subject to Possible Redemption	—	—	—	—	—	(3,359,593)	(3,359,593)
Issuance of Class B Common Stock	—	—	1,378,517	137	2,825,823	—	2,825,960
Net Income	—	—	—	—	—	336,658	336,658
Balance — December 31, 2022	585,275	$59	4,253,517	$425	$2,825,823	$(11,632,745)	$(8,806,438)

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Sale of non-redeemable private placement units to Sponsor	585,275	59	—	—	5,290,242	—	5,290,301
Re-measurement of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(5,314,954)	(13,745,600)	(19,060,554)
Net income	—	—	—	—	—	5,135,790	5,135,790
Balance — December 31, 2021	585,275	$59	2,875,000	$288	$—	$(8,609,810)	$(8,609,463)

The accompanying notes are an integral part of the consolidated financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year	February 8, 2021
	Ended	(Inception ) Through
	December 31, 2022	December 31, 2021
		(Audited)
Cash flow from operating activities:
Net income	$336,658	$5,135,790
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs allocated to warrant liabilities	—	625,059
Stock-based compensation expense	2,825,960	—
Dividends, realized and unrealized gain in Trust Account	(1,371,689)	(19,097)
Interest earned on securities held in Trust Account	—	(1,876)
Change in fair value of warrant liability	(4,489,110)	(6,325,281)
Changes in operating assets and liabilities:
Prepaid expense	83,061	(83,061)
Accrued expenses	1,553,849	125,972
Franchise tax payable	(94,042)	164,008
Income tax payable	214,850	—
Net cash used in operating activities	(940,463)	(378,487)

Cash flow from investing activities:
Investment of cash in Trust Account	(2,545,838)	(117,300,000)
Interest withdrawn from Trust Account	299,601	—
Net cash used in investing activities	(2,246,237)	(117,300,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	—	112,700,000
Proceeds from sale of Private units	—	5,852,750
Payment of offering costs	—	(446,112)
Proceeds from promissory note	—	78,925
Repayment of promissory note	—	(78,925)
Advances from related parties	11,500	—
Proceeds from working capital loan	207,081	—
Proceeds from extension loans	2,545,838	—
Net cash provided by financing activities	2,764,419	118,131,638

Net change in cash	(422,281)	453,151
Cash at the beginning of the period	453,151	—
Cash at the end of the period	$30,870	$453,151

Supplemental disclosure of non-cash financing activities:
Re-measurement of Class A common stock subject to possible redemption	$3,359,593	$—
Redemption of Class A common stock held in Trust, including interest	$91,909,483	$—
Deferred underwriting fee payable	$—	$4,025,000
Initial classification of warrant liability	$—	$11,176,949

The accompanying notes are an integral part of the consolidated financial statements.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period February 8, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, the Company has entered into a merger agreement (as described below), and continued a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $959,560 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2022, the Company has $30,870 of cash and a working capital deficit of $1,945,267.

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

On November 11, 2022, at 10:00 a.m. ET, the Company held a virtual special meeting of its stockholders. At the special meeting, Company stockholders entitle to vote at the special meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account established in connection with the IPO if the Company has not completed its initial business combination, from November 11, 2022 to August 11, 2023 (or such earlier date after November 11, 2022, as determined by the Data Knights Board). As a part of Special Meeting, the Company’s stockholders approved amendments to its second amended and restated certificate of incorporation (the “Extension Amendment”) and the investment management trust agreement (the “Trust Agreement”) between Continental Stock Transfer & Trust Company, as trustee (“Continental”), and the Company governing the trust account (the “Trust Account”) established in connection with the Company’s initial public offering dated May 11, 2021 (the “Trust Amendment”), which together allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, shall cause $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, to be deposited in the Trust Account. As of December 31, 2022, the Company has executed two one-month extensions, out of the nine, resulting in deposits of approximately $245,840 into the Trust Account.

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

Based on the above, the Company will have until August 11, 2023 to consummate a Business Combination. If the Company is unable to complete a Business Combination on August 11, 2023 at the election of the Company subject to satisfaction of certain conditions, including the deposit of up $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit), into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the shares of Class A Common Stock and the warrants that are included as components of the Private Placement Units. Such warrants will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern, Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had cash held outside of the Trust Account of $30,780 and $453,151, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination. As of December 31, 2022 and 2021, the Company had working capital surplus (deficit) of $(1,945,267) and $246,232, respectively.

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

As of December 31, 2022 and 2021, we had investments of $29,029,416 and $117,320,973 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended December 31, 2022, we withdraw $299,601 of interest earned on the Trust Account to pay Delaware Franchise Tax. During the period ended December 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination, however this cannot be guaranteed. The Company will have until August 23, 2023 to consummate a Business Combination. If our initial business combination is not consummated by August 23, 2023, less than one year after the date the financial statements are issued, then our existence will terminate, and we will distribute all amounts in the trust account. The Company intends to complete a business combination before the liquidation date and no adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after such date. There can be no assurance that the Company will be able to consummate an initial business combination by August 23, 2023 and/or have sufficient working capital and borrowing capacity to meet its needs. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $30,870 and $453,151 in cash and no cash equivalents as of December 31, 2022 and 2021.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs allocated to warrants in the consolidated statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

On December 31, 2022, there are 585,275 shares of Class A Common Stock related to the Private Placement Unit (Note 8) outstanding, which are not subject to redemption, and 11,500,000 shares of Class A Common Stock outstanding, which are subject to possible redemption.

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

As of December 31, 2022 and 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

	December 31,2022	December 31, 2021
Contingently redeemable Class A Common Stock- Opening Balance	$117,300,000	$—
Gross Proceeds	—	115,000,000
Less:
Proceeds allocated to public warrants and private warrants	—	(10,614,500)
Issuance costs related to Class A Common Stock	—	(6,146,054)
Redemption of Class A Common Stock, including interest	(91,909,483)
Plus:
Re-measurement of carrying value to redemption value	3,359,593	19,060,554
Contingently redeemable Class A Common Stock- Ending Balance	28,750,110	117,300,000

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

The following table reflects the calculation of basic and diluted net income per common share:

		For the period of
		February 8, 2021
	For the year ended	(inception)
	December 31,	Through
	2022	December 31, 2021
Redeemable Class A common shares
Numerator:
Net income allocable to common stock subject to possible redemption	$240,532	$3,671,658

Denominator: weighted average number of redeemable common share	8,667,969	8,264,526
Basic and diluted net income per redeemable common share	$0.03	$0.44

Non-redeemable Class A and Class B common shares
Numerator:
Net income allocable to common stock not subject to redemption	$96,126	$1,464,132

Denominator: weighted average number of non-redeemable common shares	3,464,052	3,295,610
Basic and diluted net income per non-redeemable common share	$0.03	$0.44

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

As of December 31, 2021, the Company determined that it was not probable that ARC would meet the performance condition as defined in the Introducing Advisor Agreement (See Note 5), and therefore, no stock-based compensation expense was recognized. At December 31, 2022, upon amendment of the Introducing Advisor Agreement, which amended ARC’s performance condition that was concurrently deemed to have been met, ARC was granted 1,378,517 shares of the Company’s Class B common stock at a fair value of $2.05 per share. The Company recorded the resulting $2,825,960 of stock based compensation expense on December 31, 2022, which is included in formation and operating costs in the consolidated statement of operations.  The fair value of the Class B common stock was determined by applying a discount to the actively traded Class A shares, which have an observable market price. The discount was calculated as the average discount of the Class B share price (derived) compared to the Class A share price (observable) for SPACs that have actively traded “Rights”.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except warrant liabilities (See Note 9).

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicatrble to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company for the fiscal year beginning after December 15, 2023, including interim periods within

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A Common Stock, $0.0001 par value, and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per whole share (see Note 9).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Introducing Advisor Agreement

On June 26, 2021, the Company entered into an introducing advisor agreement (the “Introducing Advisor Agreement”) with ARC Group Limited, the Company’s financial advisor (“ARC”), pursuant to which ARC will make strategic introductions to the Company of potential target companies and/or their subsidiaries, affiliates, or representatives (each an “Advisor Target”) who may be interested in potential business combinations with the Company. In consideration for ARC’s services under the Introducing Advisor Agreement, we agreed to (i) pay to ARC (a) a retainer of $50,000 upon execution of the Introducing Advisor Agreement and (b) a success fee of $100,000 upon the closing our initial business combination, and (ii) cause to be issued to ARC equity interests in the post-combination company representing a five-percent (5%) ownership interest in the post-combination company, if at any time prior to June 25, 2022 (the “Termination Date”), or within six (6) months after the consummation of an initial business combination or any financing with any Advisor Target or any affiliate of an Advisor Target (the “Equity Issuance”).

On March 22, 2022, the Company and ARC entered into the First Amendment to the Introducing Advisor Agreement, pursuant to which both parties agreed that the Company would pay to ARC an additional success fee equivalent to five percent (5%) on any PIPE that was brought by ARC in connection with the Company’s initial business combination upon the closing of the Company’s initial business combination.

On December 31, 2022, the Company and ARC entered into the Second Amendment to the Introducing Advisor Agreement, pursuant to which both parties agreed to extend the Termination Date to December 31, 2024, and to change the performance condition for the Equity Issuance from the closing of an initial business combination to the execution of a business combination agreement. On December 31, 2022, following the execution of the Second Amendment to the Introducing Advisor Agreement, the performance condition for the Equity Issuance was deemed to have been met, and ARC was issued 1,378,517 shares of the Company’s Class B Common Stock, up to 143,766 shares of which are subject to forfeiture if the public stockholders exercise redemption rights with respect to any of the remaining outstanding shares of Class A Common Stock.

Founder Shares

On February 25, 2021, the Company issued an aggregate of 2,875,000 shares of Class B Common Stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On February 25, 2021, the Sponsor transferred 15,000 shares to the Company’s Chief Executive Officer, 15,000 shares to the Company’s Chief Financial Officer and 5,000 shares to two of the Company’s independent directors. Following the determination of the Company’s third independent director, on March 23, 2021, the Sponsor transferred 5,000 shares to such independent director. The Founder Shares which the Sponsor and its permitted transferees will collectively own, on an as-converted basis, represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. In connection with the Introducing Advisors Agreement, on December 31, 2022, ARC was granted 1,378,517 shares of Class B common stock, $0.0001 par value per share, up to 143,766 of which are subject to forfeiture by ARC if the Company’s public shareholders exercise redemption rights with respect to any of outstanding shares of Class A common stock.

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

Promissory Note — Related Party

On February 8, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On June 1, 2021, the $78,925 outstanding under the promissory note was repaid in full. On December 31, 2022 and 2021, there is no amount outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On December 31, 2022 and 2021, there is $207,081 and nil outstanding under the Working Capital Loans, respectively.

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

As described in Note 1, on November 11, 2022, the Stockholders of the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from November 11, 2022. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, deposited in the Trust Account in connection with the exercise of the monthly extension. In connection with each such extension, the Company will have until April 11, 2023 to consummate a Business Combination(see Note 11). On December 31, 2022 and 2021, there is $2,545,838 and nil outstanding under the Extension Loan, respectively.

Administrative Services Arrangement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the year ended December 31, 2022, we have incurred $120,000 in fees under this agreement. From February 8, 2021(inception) to December 31, 2021, the Company incurred $80,000 in fees under this agreement.

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

First Amendment to the Introducing Advisor Agreement

On March 22, 2022, the Company and ARC entered into the First Amendment to the Introducing Advisor Agreement, pursuant to which both parties agreed that the Company would pay to ARC an additional success fee equivalent to five percent (5%) on any PIPE that was brought by ARC in connection with an initial business combination upon the closing of an initial business combination.

Second Amendment to the Introducing Advisor Agreement

On December 31, 2022, the Company and ARC entered into the Second Amendment to the Introducing Advisor Agreement, pursuant to which both parties agreed to extend the Termination Date to December 31, 2024, and to change the performance condition for the Equity Issuance from the closing of an initial business combination to the execution of a business combination agreement. On December 31, 2022, following the execution of the Second Amendment to the Introducing Advisor Agreement, the performance condition for the Equity Issuance was deemed to have been met, and ARC was issued 1,378,517 shares of the Company’s Class B Common Stock, up to 143,766 shares of which are subject to forfeiture if the public stockholders exercise redemption rights with respect to any of the remaining outstanding shares of Class A Common Stock.

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

At December 31, 2022 and 2021, the Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 12,085,275 shares of Class A Common Stock issued and outstanding, including 585,275 shares of non-redeemable Class A Common Stock issued in connection with the private placement (Note 4), and 11,500,000 shares of Class A Common Stock subject to possible redemption.

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

On December 31, 2022, ARC Group Limited, the Company’s Financial Advisor, was granted 1,378,517 shares of Class B common stock with a par value of $0.0001 per share, up to 143,766 of which are subject to forfeiture if the Company’s public stockholders exercise redemption rights with respect to any of the Company’s remaining outstanding shares of Class A common stock.

At December 31, 2022 and 2021, there were 4,253,517 and 2,875,000 shares of Class B Common Stock issued and outstanding, respectively.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	December 31,2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$29,029,416	$—	$—

Warrant Liabilities:
Public Warrants	$345,000	$—	$—
Private Placement Warrants	$—	$—	$17,558

	December 31,2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$117,320,973	$—	$—

Warrant Liabilities:
Public Warrants	$4,600,000	$—	$—
Private Placement Warrants	$—	$—	$251,668

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued initially and at each reporting period that the warrants were not actively traded, using a Monte Carlo simulation. As of December 31, 2022 and 2021, the Public Warrants were valued using the instrument’s publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. Private Placement Warrants were valued using a Monte Carlo valuation model using level 3 inputs at initial valuation and as of December 31, 2022 and 2021.

At December 31, 2022 and 2021, assets held in the Trust Account were comprised of $29,029,416 in money market mutual fund and $117,320,973 in U.S. Treasury Securities, respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments and are considered Level 1 assets.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations.

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

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public warrants at each reporting period for its warrants that are not actively traded. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On June 22, 2021, the Public Warrants surpassed the threshold waiting period to be publicly traded. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of December 31, 2022 and 2021, the Company classified the Public Warrants as Level 1.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021 there were no transfers between levels.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 31,2022	December 31,2021
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$10.44	$10.10
Expected term (years)	5.12	5.36
Probability of Acquisition	2.75%	100.0%
Volatility	4.2%	7.4%
Risk-free rate	3.91%	1.28%
Dividend yield (per share)	$0.00	$0.00

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2022 and for the period from February 8, 2021(inception) to December 31, 2021 is as follows:

	Private Warrants	Public Warrants	Total Warrant Liability
Fair value as of February 8, 2021(inception)	$—	$—	$—
Change in valuation inputs or other assumptions(1)	251,668	4,600,000	4,851,668
Fair value as of December 31, 2021	251,668	4,600,000	4,851,668
Change in valuation inputs or other assumptions(1)	(234,110)	(4,255,000)	(4,489,110)
Fair value as of December 31, 2022	$17,558	$345,000	$362,558
(1)	Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liability in the consolidated statement of operations.

NOTE 10. INCOME TAX

The income tax provision consists of the following:

		For the period from
		February 8, 2021
		(inception)
	Year Ended	Through
	December 31,	December 31,
	2022	2021
Federal
Current	$214,850	$—
Deferred	(715,345)	(118,531)
State and Local
Current	$—	$—
Deferred	—	—
Change in valuation allowance	715,345	118,531
Income tax provision	$214,850	$—

The Company’s net deferred tax assets are as follows:

		For the period from
		February 8, 2021
		(inception)
	Year Ended	Through
	December 31,	December 31,
	2022	2021
Deferred Tax Assets
Net Operating Loss	$—	$31,893
Sec. 195 Start-up Costs	833,875	88,493
Total Deferred Tax Assets	833,875	120,386
Deferred Tax Liability	—	—
Unrealized gain on Investment in Trust Account	—	(1,855)
Total Deferred Tax Assets	833,875	(1,855)
Less: Valuation allowance	(833,875)	(118,531)
Deferred Tax Assets, net of allowance	$—	$—

As of December 31, 2022 and 2021, the Company had zero and $162,132 of U.S. federal and state net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely, subject to a limitation in utilization against 80% of annual taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $833,875 and $118,531 as of December 31, 2022 and 2021.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

		For the period from
		February 8, 2021
		(inception)
	Year Ended	Through
	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	—%	—%
Change in fair value of derivative liabilities	(170.93)%	(25.89)%
Transaction costs	59.18%	—%
Transaction costs allocated to warrant issuance	—%	2.57%
Change in valuation allowance	129.71%	2.32%
Income tax provision	38.96%	—%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identified any subsequent events that would have required adjustment or disclosure in the financial statements other than as described below.

On January 5, 2023, the Company elected to exercise its third-month extension to the Termination Date, which extended its deadline to complete its initial business combination from January 11, 2023 to February 11, 2023, by depositing $0.045 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $122,920, was deposited in the Trust Account.

On February 8, 2023, the Company elected to exercise its fourth-month extension to the Termination Date, which extended its deadline to complete its initial business combination from February 11, 2023 to March 11, 2023, by depositing $0.045 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $122,920, was deposited in the Trust Account.

On March 6, 2023, the Company elected to exercise its fifth-month extension to the Termination Date, which extended its deadline to complete its initial business combination from March 11, 2023 to April 11, 2023, by depositing $0.045 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $122,920, was deposited in the Trust Account.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 6, 2021, between the Company and Kingswood Capital Markets, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.1	Second Amended and Restated Certificate of Incorporation. (2)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated May 6, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated May 6, 2021, among the Company, Data Knights LLC and each of the executive officers and directors of the Company. (2)
10.2	Promissory Note, dated February 8, 2021, issued to Data Knights LLC (1)
10.3	Investment Management Trust Agreement, dated May 6, 2021 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated May 6, 2021, among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated May 6, 2021 by and between the Company and ARC Group Limited. (2)
10.6	Placement Unit Purchase Agreement, dated May 6, 2021, between the Company and Data Knights LLC. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated February 25, 2021, between the Registrant and Data Knights LLC. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*

*Filed herewith.

**Furnished herewith.

(1)Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on May 4, 2021.

(2)Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 11, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Data Knights Acquisition Corp.
	By:	/s/ Barry Anderson
	Name:	Barry Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Barry Anderson	Chief Executive Officer and Chairman	March 31, 2023
Barry Anderson	(Principal Executive Officer)
/s/ Firdauz Edmin Bin Mokhtar	Chief Financial Officer and Director	March 31, 2023
Firdauz Edmin Bin Mokhtar	(Principal Financial and Accounting Officer)
/s/ Syed Musheer Ahmed	Director	March 31, 2023
Syed Musheer Ahmed
/s/ Julianne Huh	Director	March 31, 2023
Julianne Huh
/s/ Annie Damit Undikai	Director	March 31, 2023
Annie Damit Undikai