Form 10-Q
period 2023-03-31
Data Knights Acquisition Corp.
filed 2023-05-19
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 19, 2023, there were 3,316,819 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 4,253,517 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Common Stock”).

DATA KNIGHTS ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of March 31, 2023 (Unaudited) and as of December 31, 2022(Audited)	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 (Unaudited) and for the three months ended March 31, 2022 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 (Unaudited) and for the three months ended March 31, 2022 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 (Unaudited) and for the three months ended March 31, 2022 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II - OTHER INFORMATION:		32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ii

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$10,108	$30,870
Total Current Assets	10,108	30,870

Investments held in Trust Account	29,725,574	29,029,416
Total assets	$29,735,682	$29,060,286

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued expenses	$1,933,661	$1,679,821
Amount due to related parties	11,200	11,500
Income tax payable	274,448	214,850
Franchise tax payable	117,447	69,966
Total Current Liabilities	2,336,756	1,976,137

Warrant liabilities	362,558	362,558
Deferred underwriter fee payable	4,025,000	4,025,000
Working capital loan	239,081	207,081
Extension loans	2,914,598	2,545,838
Total liabilities	9,877,993	9,116,614

Commitments and Contingencies
Class A Common Stock subject to possible redemption; 4,838,792 shares at redemption value of $10.74 and $10.53 per share as of March 31, 2023 and December 31, 2022, respectively	29,333,680	28,750,110

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 585,275 issued and outstanding, excluding 4,838,792 shares subject to redemption as of March 31, 2023 and December 31, 2022, respectively	59	59
Class B Common Stock, par value $0.0001; 10,000,000 shares authorized; 4,253,517 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	425	425
Additional paid-in capital	2,242,253	2,242,253
Accumulated deficit	(11,718,728)	(11,632,745)
Total Stockholders’ Deficit	(9,475,991)	(8,806,438)
Total Liabilities and Stockholders’ Deficit	$29,735,682	$29,060,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2023	2022
Formation and operating costs	$306,303	$560,185
Franchise tax expense	47,481	50,000
Loss from operation costs	(353,784)	(610,185)

Other income (expense):
Dividends, realized and unrealized gain in Trust Account	327,399	43,053
Change in fair value of warrant liabilities	—	2,762,640
Net income (loss) before provision for income taxes	$(26,385)	$2,195,508
Provision for income taxes	(59,598)	—
Net income (loss)	$(85,983)	$2,195,508

Weighted average shares outstanding of Class A Common Stock subject to redemption	2,731,544	11,500,000
Basic and diluted net income (loss) per common stock	$(0.01)	$0.15

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,838,792	3,460,275
Basic and diluted net income (loss) per common stock	$(0.01)	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2023	585,275	$59	4,253,517	$425	$2,242,253	$(11,632,745)	$(8,806,438)
Re-measurement of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(583,570)	—	(583,570)
Net Loss	—	—	—	—	—	(85,983)	(85,983)
Balance — March 31, 2023 (unaudited)	585,275	$59	4,253,517	$425	$2,242,253	$(11,718,728)	$(9,475,991)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2022	585,275	$59	2,875,000	$288	$—	$(8,609,810)	$(8,609,463)
Net income	—	—	—	—	—	2,195,508	2,195,508
Balance — March 31, 2022 (unaudited)	585,275	$59	2,875,000	$288	$—	$(6,414,302)	$(6,413,955)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$(85,983)	$2,195,508
Adjustments to reconcile net income to net cash used in operating activities:
Dividends, realized and unrealized gain in Trust Account	(327,399)	(43,053)
Change in fair value of warrant liability	—	(2,762,640)
Changes in operating assets and liabilities:
Prepaid expense	—	39,739
Accrued expenses	253,841	390,436
Franchise tax payable	47,481	(114,008)
Income tax payable	59,598
Net cash used in operating activities	(52,462)	(294,018)

Cash flow from investing activities:
Investment of cash in Trust Account	(368,760)	—
Net cash used in investing activities	(368,760)	—

Cash flow from financing activities:
Advances from related parties	(300)	—
Proceeds from working capital loan	32,000	—
Proceeds from extension loans	368,760	—
Net cash provided by financing activities	400,460	—

Net change in cash	(20,762)	(294,018)
Cash at the beginning of the period	30,870	453,151
Cash at the end of the period	$10,108	$159,133

Supplemental disclosure of non-cash financing activities:
Re-measurement of Class A common stock subject to possible redemption	$(583,570)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period February 8, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, the Company has entered into a merger agreement (as described below), and continued a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $959,560 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2023, the Company has $10,108 of cash and a working capital deficit of $2,326,648.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully affect a Business Combination.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

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

On November 11, 2022, at 10:00 a.m. ET, the Company held a virtual special meeting of its stockholders. At the special meeting, Company stockholders entitle to vote at the special meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account established in connection with the IPO if the Company has not completed its initial business combination, from November 11, 2022 to August 11, 2023 (or such earlier date after November 11, 2022, as determined by the Data Knights Board). As a part of Special Meeting, the Company’s stockholders approved amendments to its second amended and restated certificate of incorporation (the “Extension Amendment”) and the investment management trust agreement (the “Trust Agreement”) between Continental Stock Transfer & Trust Company, as trustee (“Continental”), and the Company governing the trust account (the “Trust Account”) established in connection with the Company’s initial public offering dated May 11, 2021 (the “Trust Amendment”), which together allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, shall cause $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, to be deposited in the Trust Account. As of March 31, 2023, the Company has executed five one-month extensions, out of the nine, resulting in deposits of approximately $614,600 into the Trust Account.

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

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

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

Going Concern, Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had cash held outside of the Trust Account of $10,108 and $30,870, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination. As of March 31, 2023 and December 31,2022, the Company had working capital deficit of $2,326,648 and $1,945,267, respectively.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

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

As of March 31, 2023 and December 31, 2022, we had investments of $29,725,574 and $29,029,416 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. For the three months ended March 31, 2023, we did not withdraw any of interest earned on the Trust Account. During the period ended December 31, 2022, we withdraw $299,601 interest earned on the Trust Account to pay Delaware Franchise Tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

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

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $10,108 and $30,870 in cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

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

On March 31, 2023, there are 585,275 shares of Class A Common Stock related to the Private Placement Units (Note 8) outstanding, which are not subject to redemption, and 2,731,544 shares of Class A Common Stock outstanding, which are subject to possible redemption.

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

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of March 31, 2023 and 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

	For the Three
	Months Ended
	March 31,
	2023	2022
Contingently redeemable Class A Common Stock – Opening Balance	$28,750,110	$117,300,000
Plus:
Re-measurement of carrying value to redemption value	583,570	—
Contingently redeemable Class A Common Stock - Ending Balance	29,333,680	117,300,000

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

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per common share is computed by dividing the pro rata net income (loss) between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 12,085,275 shares of common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended
	March 31,
	2023	2022
Redeemable Class A common shares
Numerator:
Net income (loss) allocable to common stock subject to possible redemption	$(54,958)	$1,687,692

Denominator: weighted average number of redeemable common share	2,731,544	11,500,000
Basic and diluted net income (loss) per redeemable common share	$(0.01)	$0.15

Non-redeemable Class A and Class B common shares
Numerator:
Net income (loss) allocable to common stock not subject to redemption	$(31,025)	$507,816

Denominator: weighted average number of non-redeemable common shares	4,838,792	3,460,275
Basic and diluted net income (loss) per non-redeemable common share	$(0.01)	$0.15

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023 and 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was (225.88%) and 38.96% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to transaction costs and the valuation allowance on the deferred tax assets.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company for the fiscal year beginning after December 15, 2023, including interim periods within those fiscal years.

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

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

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

Promissory Note — Related Party

On February 8, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On June 1, 2021, the $78,925 outstanding under the promissory note was repaid in full. On March 31, 2023 and December 31, 2022, there is no amount outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 31, 2023 and December 31, 2022, there is $239,081 and $207,081 outstanding under the Working Capital Loans, respectively.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

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

As described in Note 1, on November 11, 2022, the Stockholders of the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from November 11, 2022. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, deposited in the Trust Account in connection with the exercise of the monthly extension. In connection with each such extension, the Company will have until April 11, 2023 to consummate a Business Combination(see Note 10). On March 31, 2023 and December 31, 2022, there is $2,914,598 and $2,545,838 outstanding under the Extension Loan, respectively.

Administrative Services Arrangement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the three months ended March 31, 2023 and 2022, we have incurred $30,000 in fees under this agreement, respectively.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. WARRANT LIABILITY (Continued)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. The Placement Warrants were identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Placement Warrants and the Class A Common Stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2022 and December 31, 2022, the Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 2,731,544 shares of Class A Common Stock issued and outstanding that were subject to possible redemption and 585,275 shares of non-redeemable Class A Common Stock issued and outstanding that were issued in connection with the private placement (Note 4).

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

Accordingly, at March 31, 2023 and December 31, 2022, there were 4,253,517 shares of Class B Common Stock issued and outstanding.

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

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31, 2023
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$29,725,574	$—	$—

Warrant Liabilities:
Public Warrants	$345,000	$—	$—
Private Placement Warrants	$—	$—	$17,558

	December 31, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$29,029,416	$—	$—

Warrant Liabilities:
Public Warrants	$345,000	$—	$—
Private Placement Warrants	$—	$—	$17,558

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued initially and at each reporting period that the warrants were not actively traded, using a Monte Carlo simulation. As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. Private Placement Warrants were valued using a Monte Carlo valuation model using level 3 inputs at initial valuation and as of March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, assets held in the Trust Account were invested solely in BlackRock US Treasury mutual fund of $29,725,574 and $29,029,416, respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments and are considered Level 1 assets.

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

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (Continued)

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public warrants at each reporting period for its warrants that are not actively traded. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On June 22, 2021, the Public Warrants surpassed the threshold waiting period to be publicly traded. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of March 31, 2023 and December 31, 2022, the Company classified the Public Warrants as Level 1.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. For the three months ended March 31, 2023 and December 31, 2022, there were no transfers between levels.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	March 31, 2023	December 31, 2022
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$10.69	$10.44
Expected term (years)	5.18	5.12
Probability of Acquisition	2.65%	2.75%
Volatility	3.2%	4.2%
Risk-free rate	3.53%	3.91%
Dividend yield (per share)	$0.00	$0.00

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2023 and 2022 is as follows:

	Private Warrants	Public Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$17,558	$345,000	$362,558
Change in valuation inputs or other assumptions(1)	—	—	—
Fair value as of March 31, 2023	$17,558	$345,000	$362,558

	Private Warrants	Public Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$251,668	$4,600,000	$4,851,668
Change in valuation inputs or other assumptions(1)	(117,640)	(2,645,000)	(2,762,640)
Fair value as of March 31, 2022	$134,028	$1,955,000	$2,089,028
(1)	Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liability in the consolidated statement of operations.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

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

On April 17, 2023, the Company withdrew $214,850 of interest earned on the Trust account to pay 2022’s income tax payment. The income tax was paid on April 18, 2023.

On April 19, 2023, the Company elected to exercise its sixth one-month extension to the Termination Date, which extended its deadline to complete its initial business combination to May 11, 2023, by depositing $0.045 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $122,920, was deposited in the Trust Account.

On April 25, 2023, the Company withdrew $73,846 interest earned on the Trust account to pay 2022’s remaining balance and 2023 Q1 prepayment of Delaware Franchise tax. $73,846 was paid to the State of Delaware on May 2, 2023.

On May 11, 2023, the Company elected to exercise its seventh one-month extension to the Termination Date, which extended its deadline to complete its initial business combination to June 11, 2023, by depositing $0.045 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $122,920, was deposited in the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our,” or “we” refer to Data Knights Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with the Target (as defined below) or an alternative business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	in the event the Business Combination (as defined below) is consummated, our ability to implement business plans, forecasts, and other expectations regarding the Target after the completion of the proposed transactions and optimize the Target’s business;
●	in the event the Business Combination is not consummated, the ability of our officers and directors to generate a number of potential alternative acquisition opportunities;
●	in the event the Business Combination is not consummated, our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	our continued liquidity and our ability to continue as a going concern;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Overview

The Company is a blank check company formed under the laws of the State of Delaware on February 8, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of its initial public offering (the “Initial Public Offering”) and the private placement consummated in connection therewith (the “Private Placement”), the proceeds of the sale of the Company’s securities in connection with its initial business combination, shares issued to the owners of the target of the initial business combination, debt issued to a bank or other lenders or the owners of the target, or a combination of the foregoing.

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

Initial Business Combination

The Merger Agreement

On February 11, 2022, we, Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Data Knights, LLC, the Company’s sponsor (the “Sponsor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with OneMedNet Corporation, Inc., a Delaware corporation (the “Target”, and together with the Company and Merger Sub, the “Parties”) and Paul Casey, as seller representative (“Casey”). Pursuant to the Merger Agreement, upon the closing of the transactions contemplated thereby (the “Business Combination”), we will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Target’s stockholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s stockholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement. The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Target’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the U.S. Securities and Exchange Commission (the “SEC”) requiring the Company to amend or supplement the Prospectus and Proxy Statement (as defined below); and (j) the receipt of certain closing deliverables.

In connection with entry into the Merger Agreement, the Company entered into Voting Agreements with the Target’s stockholders pursuant to which the Target’s stockholders have agreed to vote their securities in favor of the approval of the Merger Agreement and the Business Combination, be bound by certain covenants and agreements related to the Business Combination and to take other customary actions to cause the Business Combination to occur. The Company, the Sponsor, and the Target also entered into a Sponsor Support Agreement pursuant to which the Sponsor has agreed to vote its Company securities in favor of the approval of the Merger Agreement and the Business Combination and to take other customary actions to cause the Business Combination to occur.

The Merger Agreement and agreements related thereto are further described in the Form 8-K, filed by us on April 25, 2022.

Business Combination Period

At a special meeting of the Company’s stockholders held on November 11, 2022, the stockholders of the Company approved the First Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Initial Public Offering from November 11, 2022 up to nine (9) one-month extensions to August 11, 2023. In connection with approval of the First Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, the Sponsor caused $0.045 per outstanding share of Class A Common Stock, giving effect to redemptions made in connection with the special meeting, or approximately $122,920, to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022. The six subsequent monthly extensions have since been exercised.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $85,983, which consists of realized and unrealized gain and dividends of $327,399, offset with operating expense of $306,303 and franchise tax expense of $47,481 and income tax provision of $59,598.

For the three months ended March 31, 2022, we had a net income of $2,195,508 which consists of unrealized gain from marketable securities held in the Trust Account of $43,053 and change in fair value of warrant liabilities of $2,762,640 offset by operating costs of $610,185.

Going Concern, Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had cash of $10,108 and $30,870 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

For the three months ended March 31, 2023, cash used in operating activities was $52,462.

For the three months ended March 31, 2022, cash used in operating activities was $294,018.

As of March 31, 2023 and December 31, 2022, we had investments of $29,725,574 and $29,029,416 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2023 and 2022, we did not withdraw any of interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2023 and 2022, we have incurred $30,000 in fees under this agreement, respectively.

The underwriters are entitled to a deferred fee of $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Accounts solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Related Party Transactions

Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of March 31, 2023 and December 31, 2022, we had $239,081 and $207,081 in Working Capital Loans outstanding, respectively.

Extension Loan

As discussed above, on November 11, 2022, we held a special meeting of stockholders to seek stockholder approval of certain proposals to extend the date by which we must consummate a business combination from November 11, 2022 to August 11, 2023 subject to nine one-month extensions (each an “Extension”), each of which Extensions requiring us to cause to be deposited into the Trust Account an amount equal $0.045 per unit sold in the Initial Public Offering (each such deposit an “Extension Payment”).

In connection with the Extensions, the Sponsor agreed to loan us of the funds to make the associated Extension Payments (the “Extension Loans”). As of March 31, 2023 and December 31, 2022, we had $2,914,598 and $2,545,838 in Extension Loans outstanding, respectively.

Introducing Advisor Agreement

On June 26, 2021, we entered into an introducing advisor agreement (the “Introducing Advisor Agreement”) with ARC Group Limited, the Company’s financial advisor (“ARC”), pursuant to which ARC will make strategic introductions to the Company of potential target companies and/or their subsidiaries, affiliates, or representatives (each an “Advisor Target”) who may be interested in potential business combinations with the Company. In consideration for ARC’s services under the Introducing Advisor Agreement, we agreed to (i) pay to ARC (a) a retainer of $50,000 upon execution of the Introducing Advisor Agreement and (b) a success fee of $100,000 upon closing our initial business combination, and (ii) cause to be issued to ARC equity interests in the post-combination company representing a five-percent (5%) ownership interest in the post-combination company, if at any time prior to June 25, 2022 (the “Termination Date”), or within six (6) months thereafter, we closed on an initial business combination or any financing with any Advisor Target or any affiliate of an Advisor Target (the “Equity Issuance”).

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

Warrant Liabilities

The Company accounts for its warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The warrants for periods where no observable traded price was available are valued using a binomial/lattice model. For periods subsequent to the detachment of the public warrants from the public units, the public warrant quoted market price will be used as the fair value as of each relevant date.

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, there were 4,838,792 shares of Class A Common Stock outstanding, excluding 4,838,792 shares of Class A Common Stock are subject to possible redemption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective, due to the previously disclosed material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments and the failure to properly account for and disclose such instruments, in addition to a material weakness in internal control related to the lack of review controls over financial reporting and related disclosures.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2023, due to the material weakness in our internal control over financial reporting relating to the Company’s accounting for complex financial instruments and related disclosure in addition to a material weakness in internal control related to the lack of review controls over financial reporting and related disclsoures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

Management was lack of reviewing AP/accrued schedule in connection with the financial reporting process. The lack of controls around the financial accounting close and reporting process resulted in adjustments to accruals and inaccurate financial statement disclosures. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99, the Company evaluated this error and, based on analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period. While this error may be deemed to be immaterial there is the likelihood that the lack of internal control around this area could have resulted in a material adjustment, resulting in the material weakness determination.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for temporary and permanent equity and the restatement of the Prior Financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. The Company’s management will review the financial statement close process and perform a more thorough review of the closing process, financial statements, filing and related workbooks and schedules. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated May 6, 2021 filed with the SEC, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Company’s registration statement on Form S-4/A filed on April 11, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

DATA KNIGHTS ACQUISITION CORP.

Date: May 19, 2023	/s/ Barry Anderson
	Name:	Barry Anderson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2023	/s/ Firdauz Edmin Bin Mokhtar
	Name:	Firdauz Edmin Bin Mokhtar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)