Form 10-Q
period 2023-06-30
Data Knights Acquisition Corp.
filed 2023-08-14
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 3,316,819 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), and 4,253,517 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Common Stock”).

DATA KNIGHTS ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of June 30, 2023 (Unaudited) and as of December 31, 2022(Audited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 (Unaudited) and for the three and six months ended June 30, 2022 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 (Unaudited) and for the three and six months ended June 30, 2022 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023 (Unaudited) and for the six months ended June 30, 2022 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II - OTHER INFORMATION:		32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements:
Condensed Consolidated Balance Sheet as of June 30, 2023 (Unaudited) and as of December 31, 2022 (Audited)	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 (Unaudited) and for the three and six months ended June 30, 2022 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 (Unaudited) and for the three and six months ended June 30, 2022 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023 (Unaudited) and for the six months ended June 30, 2022 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ii

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$3,438	$30,870
Total Current Assets	3,438	30,870

Investments held in Trust Account	29,978,639	29,029,416
Total assets	$29,982,077	$29,060,286

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued expenses	$2,039,294	$1,679,821
Amount due to related parties	11,200	11,500
Income tax payable	32,304	214,850
Franchise tax payable	8,000	69,966
Total Current Liabilities	2,090,798	1,976,137

Warrant liabilities	362,558	362,558
Deferred underwriter fee payable	4,025,000	4,025,000
Extension loan	3,283,358	207,081
Working capital loans	367,832	2,545,838
Total liabilities	10,129,546	9,116,614

Commitments and Contingencies
Class A Common Stock subject to possible redemption; 2,731,544 shares at redemption value of $10.96 and $10.53 per share as of June 30, 2023 and December 31, 2022, respectively	29,938,336	28,750,110

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 585,275 issued and outstanding, excluding 2,731,544 shares subject to redemption as of June 30, 2023 and December 31, 2022, respectively	59	59
Class B Common Stock, par value $0.0001; 10,000,000 shares authorized; 4,253,517 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	425	425
Additional paid-in capital	1,637,597	2,242,253
Accumulated deficit	(11,723,886)	(11,632,745)
Total Stockholders’ Deficit	(10,085,805)	(8,806,438)
Total Liabilities and Stockholders’ Deficit	$29,982,077	$29,060,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Formation and operating costs	$241,054	$744,495	$547,356	$1,304,680
Franchise tax expense	44,400	50,000	91,881	100,000
Loss from operation costs	(285,454)	(794,495)	(639,237)	(1,404,680)

Other income (expense):
Dividends, realized and unrealized gain in Trust Account	343,002	149,350	670,401	192,403
Change in fair value of warrant liabilities	—	1,595,082	—	4,357,722
Net income (loss) before provision for income taxes	$57,548	$949,937	$31,164	$3,145,445
Provision for income taxes	(62,706)	—	(122,304)	—
Net income (loss)	$(5,158)	$949,937	$(91,140)	$3,145,445

Weighted average shares outstanding of Class A Common Stock subject to redemption	2,731,544	11,500,000	2,731,544	11,500,000
Basic and diluted net income (loss) per common stock	$(0.00)	$0.06	$(0.01)	$0.21

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,838,792	3,460,275	4,838,792	3,460,275
Basic and diluted net income (loss) per common stock	$(0.00)	$0.06	$(0.01)	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2023	585,275	$59	4,253,517	$425	$2,242,253	$(11,632,745)	$(8,806,438)
Re-measurement of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(583,570)	—	(583,570)
Net Loss	—	—	—	—	—	(85,983)	(85,983)
Balance — March 31, 2023 (unaudited)	585,275	$59	4,253,517	$425	$2,242,253	$(11,718,728)	$(9,475,991)
Re-measurement of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(604,656)	—	(604,656)
Net Loss	—	—	—	—	—	(5,158)	(5,158)
Balance — June 30, 2023 (unaudited)	585,275	$59	4,253,517	$425	$1,637,597	$(11,723,886)	$(10,085,805)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2022	585,275	$59	2,875,000	$288	$—	$(8,609,810)	$(8,609,463)
Net income	—	—	—	—	—	2,195,508	2,195,508
Balance — March 31, 2022 (unaudited)	585,275	$59	2,875,000	$288	$—	$(6,414,302)	$(6,413,955)
Re-measurement of carrying value of Class A redeemable stock to redemption value	—	—	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	—	—	949,937	949,937
Balance — June 30, 2022 (unaudited)	585,275	$59	2,875,000	$288	$—	$(6,614,365)	$(6,614,018)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATA KNIGHTS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended
	June 30,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$(91,140)	$3,145,445
Adjustments to reconcile net income to net cash used in operating activities:
Dividends, realized and unrealized gain in Trust Account	(670,401)	(192,403)
Change in fair value of warrant liability	—	(4,357,722)
Changes in operating assets and liabilities:
Prepaid expense	—	83,061
Accrued expenses	359,473	939,956
Franchise tax payable	(61,966)	(64,008)
Income tax payable	(182,546)	—
Net cash used in operating activities	(646,580)	(445,671)

Cash flow from investing activities:
Investment of cash in Trust Account	(737,520)	(1,150,000)
Interest withdraw from Trust Account	458,697	—
Net cash used in investing activities	(278,823)	(1,150,000)

Cash flow from financing activities:
Advances from related parties	(300)	—
Proceeds from working capital loan	160,751	—
Proceeds from extension loans	737,520	1,150,000
Net cash provided by financing activities	897,972	1,150,000

Net change in cash	(27,432)	(445,671)
Cash at the beginning of the period	30,870	453,151
Cash at the end of the period	$3,438	$7,480

Supplemental disclosure of non-cash financing activities:
Re-measurement of Class A common stock subject to possible redemption	$1,188,225	$1,150,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATA KNIGHTS ACQUISITION CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period February 8, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, the Company has entered into a merger agreement (as described below), and continued a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $959,560 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2023, the Company has $3,438 of cash and a working capital deficit of $2,087,360.

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

On November 11, 2022, at 10:00 a.m. ET, the Company held a virtual special meeting of its stockholders. At the special meeting, Company stockholders entitle to vote at the special meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account established in connection with the IPO if the Company has not completed its initial business combination, from November 11, 2022 to August 11, 2023 (or such earlier date after November 11, 2022, as determined by the Data Knights Board). As a part of Special Meeting, the Company’s stockholders approved amendments to its second amended and restated certificate of incorporation (the “Extension Amendment”) and the investment management trust agreement (the “Trust Agreement”) between Continental Stock Transfer & Trust Company, as trustee (“Continental”), and the Company governing the trust account (the “Trust Account”) established in connection with the Company’s initial public offering dated May 11, 2021 (the “Trust Amendment”), which together allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, shall cause $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, to be deposited in the Trust Account.On June 12, 2023, the Company elected to exercise its seventh of nine one-month extension to the Termination Date, which extended its deadline to complete its initial business combination to July 11, 2023, by depositing $0.045 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $122,920, was deposited in the Trust Account. As of June 30, 2023, the Company has executed seven one-month extensions, out of the nine, resulting in deposits of approximately $860,440 into the Trust Account.

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, the Company had cash held outside of the Trust Account of $3,438 and $30,870, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination. As of June 30, 2023 and December 31,2022, the Company had working capital deficit of $2,087,360 and $1,945,267, respectively.

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

As of June 30, 2023 and December 31, 2022, we had investments of $29,978,639 and $29,029,416 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. For the six months ended June 30, 2023, we withdraw $458,697 of interest earned on the Trust Account pay Delaware Franchise Tax and Income Tax. During the period ended December 31, 2022, we withdraw $299,601 interest earned on the Trust Account to pay Delaware Franchise Tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $3,438 and $30,870 in cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

On June 30, 2023, there are 585,275 shares of Class A Common Stock related to the Private Placement Units (Note 8) outstanding, which are not subject to redemption, and 2,731,544 shares of Class A Common Stock outstanding, which are subject to possible redemption.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2023 and 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

	For the Six
	Months Ended
	June 30,
	2023	2022
Contingently redeemable Class A Common Stock – Opening Balance	$28,750,110	$117,300,000
Plus:
Re-measurement of carrying value to redemption value	1,188,226	1,150,000
Contingently redeemable Class A Common Stock - Ending Balance	29,938,336	118,450,000

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Redeemable Class A common shares
Numerator:
Net income (loss) allocable to common stock subject to possible redemption	$(1,861)	$730,219	$(32,885)	$2,417,911

Denominator: weighted average number of redeemable common share	2,731,544	11,500,000	2,731,544	11,500,000
Basic and diluted net income (loss) per redeemable common share	$(0.00)	$0.06	$(0.01)	$0.21

Non-redeemable Class A and Class B common shares
Numerator:
Net income (loss) allocable to common stock not subject to redemption	$(3,297)	$219,718	$(58,255)	$727,534

Denominator: weighted average number of non-redeemable common shares	4,838,792	3,460,275	4,838,792	3,460,275
Basic and diluted net income (loss) per non-redeemable common share	$(0.00)	$0.06	$(0.01)	$0.21

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2023 and 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 108.96% and 0% for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 392.45% and 0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2023 and 2022, due to transaction costs and the valuation allowance on the deferred tax assets.

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

Promissory Note — Related Party

On February 8, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On June 1, 2021, the $78,925 outstanding under the promissory note was repaid in full. On June 30, 2023 and December 31, 2022, there is no amount outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On June 30, 2023 and December 31, 2022, there is $367,832 and $207,081 outstanding under the Working Capital Loans, respectively.

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

As described in Note 1, on November 11, 2022, the Stockholders of the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from November 11, 2022. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, deposited in the Trust Account in connection with the exercise of the monthly extension. In connection with each such extension, the Company will have until August 11, 2023 to consummate a Business Combination(see Note 10). On June 30, 2023 and December 31, 2022, there is $3,283,358 and $2,545,838 outstanding under the Extension Loan, respectively.

Administrative Services Arrangement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the three months ended June 30, 2023 and 2022, we have incurred $30,000 in fees under this agreement, respectively. For the six months ended June 30, 2023 and 2022, we have incurred $60,000 in fees under this agreement, respectively.

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

At June 30, 2022 and December 31, 2022, the Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,731,544 shares of Class A Common Stock issued and outstanding that were subject to possible redemption and 585,275 shares of non-redeemable Class A Common Stock issued and outstanding that were issued in connection with the private placement (Note 4).

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

Accordingly, at June 30, 2023 and December 31, 2022, there were 4,253,517 shares of Class B Common Stock issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2023
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$29,978,639	$—	$—

Warrant Liabilities:
Public Warrants	$345,000	$—	$—
Private Placement Warrants	$—	$—	$17,558

	December 31, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$29,029,416	$—	$—

Warrant Liabilities:
Public Warrants	$345,000	$—	$—
Private Placement Warrants	$—	$—	$17,558

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued initially and at each reporting period that the warrants were not actively traded, using a Monte Carlo simulation. As of June 30, 2023 and December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. Private Placement Warrants were valued using a Monte Carlo valuation model using level 3 inputs at initial valuation and as of June 30, 2023 and December 31, 2022.

At June 30, 2023 and December 31, 2022, assets held in the Trust Account were invested solely in BlackRock US Treasury mutual fund of $29,978,639 and $29,029,416, respectively.

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

NOTE 9. FAIR VALUE MEASUREMENTS (Continued)

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public warrants at each reporting period for its warrants that are not actively traded. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On June 22, 2021, the Public Warrants surpassed the threshold waiting period to be publicly traded. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of June 30, 2023 and December 31, 2022, the Company classified the Public Warrants as Level 1.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. For the three months ended June 30, 2023 and December 31, 2022, there were no transfers between levels.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2023	December 31, 2022
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$10.89	$10.44
Expected term (years)	5.11	5.12
Probability of Acquisition	1.9%	2.75%
Volatility	4.9%	4.2%
Risk-free rate	4.04%	3.91%
Dividend yield (per share)	$0.00	$0.00

The change in the fair value of the derivative warrant liabilities for the three months ended June 30, 2023 and 2022 is as follows:

	Private Warrants	Public Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$17,558	$345,000	$362,558
Change in valuation inputs or other assumptions(1)	—	—	—
Fair value as of June 30, 2023	$17,558	$345,000	$362,558

	Private Warrants	Public Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$251,668	$4,600,000	$4,851,668
Change in valuation inputs or other assumptions(1)	(117,640)	(2,645,000)	(2,762,640)
Fair value as of June 30, 2022	$134,028	$1,955,000	$2,089,028
(1)	Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liability in the consolidated statement of operations.

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

On July 12, 2023, the Company elected to exercise its eighth of nine one-month extension to the Termination Date, which extended its deadline to complete its initial business combination to August 11, 2023, by depositing $0.045 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $122,920, was deposited in the Trust Account.

On August 11, 2023, the Company held a “Special Meeting”. At the Special Meeting, the Company stockholders entitled to vote at the Special Meeting (the “Stockholders”) cast their votes and approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 2 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond August 11, 2023 the date by which either the Company must have completed its initial business combination or Continental must liquidate the Trust Account established in connection with the IPO (the “Trust Account”). Following approval of the Trust Amendment Proposal by the Stockholders, the Company and Continental promptly entered into the Trust Agreement Amendment.  The Company is able to extend its termination date in a series of up to nine (9) one-month extensions until May 11, 2024 in exchange for depositing into Trust Account with Continental Stock Transfer and Trust Company the lesser of $75,000 or $0.045 per share for each public share outstanding (the “Extension Amount”).

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 1,018,846 shares of Class A ordinary shares exercised the right to redeem such shares for cash.

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

Business Combination Period

At a special meeting of the Company’s stockholders held on November 11, 2022, the stockholders of the Company approved the First Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Initial Public Offering from November 11, 2022 up to nine (9) one-month extensions to August 11, 2023. In connection with approval of the First Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, the Sponsor caused $0.045 per outstanding share of Class A Common Stock, giving effect to redemptions made in connection with the special meeting, or approximately $122,920, to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022. Eight subsequent monthly extensions have since been exercised.

On August 11, 2023, the Company held a "Special Meeting". At the Special Meeting, the Company stockholders entitled to vote at the Special Meeting (the "Stockholders") cast their votes and approved the proposal (the "Trust Amendment Proposal") to authorize the Company to enter into Amendment No. 2 to the Trust Agreement (the "Trust Agreement Amendment") to amend the Trust Agreement to allow the Company to extend beyond August 11, 2023 the date by which either the Company must have completed its initial business combination or Continental must liquidate the Trust Account established in connection with the IPO (the "Trust Account"). Following approval of the Trust Amendment Proposal by the Stockholders, the Company and Continental promptly entered into the Trust Agreement Amendment. The Company is able to extend its termination date in a series of up to nine (9) one-month extensions until May 11, 2024 in exchange for depositing into Trust Account with Continental Stock Transfer and Trust Company the lesser of $75,000 or $0.045 per share for each public share outstanding (the "Extension Amount").

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 1,018,846 shares of Class A ordinary shares exercised the right to redeem such shares for cash.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $5,158, which consists of realized and unrealized gain and dividends of $343,002, offset with operating expense of $241,054 and franchise tax expense of $44,400 and income tax provision of $62,706.

For the three months ended June 30, 2022, we had a net income of $949,937, which consists of unrealized gain from marketable securities held in the Trust Account of $149,350, change in fair value of warrant liabilities of $1,595,082 and offset by operating costs of $794,495.

For the six months ended June 30, 2023, we had a net loss of $91,140, which consists of realized and unrealized gain and dividends of $670,401, offset with operating expense of $547,356 and franchise tax expense of $91,881 and income tax provision of $122,304.

For the six months ended June 30, 2022, we had a net income of $3,145,445, which consists of unrealized gain from marketable securities held in the Trust Account of $192,403, change in fair value of warrant liabilities of $4,357,722 and offset by operating costs of $1,404,680.

Going Concern, Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had cash of $3,438 and $30,870 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

For the six months ended June 30, 2023, cash used in operating activities was $646,580.

For the six months ended June 30, 2022, cash used in operating activities was $445,671.

As of June 30, 2023 and December 31, 2022, we had investments of $29,978,639 and $29,029,416 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the six months ended June 30, 2023 and 2022, For the six months ended June 30, 2023, we withdraw $458,697 and nil of interest earned on the Trust Account pay Delaware Franchise Tax and Income Tax, respectively.  To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the six months ended June 30, 2023 and 2022, we have incurred $60,000 in fees under this agreement, respectively.

The underwriters are entitled to a deferred fee of $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Accounts solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Related Party Transactions

Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of June 30, 2023 and December 31, 2022, we had $367,832 and $207,081 in Working Capital Loans outstanding, respectively.

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

In connection with the Extensions, the Sponsor agreed to loan us of the funds to make the associated Extension Payments (the “Extension Loans”). As of June 30, 2023 and December 31, 2022, we had $3,283,358 and $2,545,838 in Extension Loans outstanding, respectively.

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

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, there were 3,316,819 shares of Class A Common Stock outstanding, excluding 2,731,544 shares of Class A Common Stock are subject to possible redemption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective, due to the previously disclosed material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments and the failure to properly account for and disclose such instruments, in addition to a material weakness in internal control related to the lack of review controls over financial reporting and related disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2023, due to the material weakness in our internal control over financial reporting relating to the Company’s accounting for complex financial instruments and related disclosure in addition to a material weakness in internal control related to the lack of review controls over financial reporting and related disclsoures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

Management noted a lack of review controls over the financial accounting close and reporting process that resulted in adjustments to accruals and financial statement disclosures.

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

(c)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021)
3.2

First Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*    Filed herewith.

**  Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA KNIGHTS ACQUISITION CORP.

Date: August 14, 2023	/s/ Barry Anderson
	Name:	Barry Anderson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date:August 14, 2023	/s/ Firdauz Edmin Bin Mokhtar
	Name:	Firdauz Edmin Bin Mokhtar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)