Form 10-Q
period 2023-09-30
OneMedNet Corp
filed 2023-11-20
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40386

ONEMEDNET CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	35-2303727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6385 Old Shady Oak Rd., Suite 250 Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

800-918-7189

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ONMD	The Nasdaq Stock Market, LLC
Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	ONMDW	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 20, 2023, there were 32,263,342 shares of Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

ONEMEDNET CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about OneMedNet Corporation’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Quarterly Report on Form 10-Q are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONEMEDNET CORPORATION

BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$611,822	$270,859
Accounts receivable, net of allowance	86,392	18,975
(2023 $0 and 2022 $102,700)
Prepaid expenses and other assets	87,387	100,945
Receivable from SPAC IPO Costs	2,059,975	900,152

Total current assets	2,845,576	1,290,931

Property and Equipment, Net	92,368	83,097

Total assets	$2,937,944	$1,374,028

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	1,475,276	$1,134,752
Deferred revenues	393,780	183,683
Convertible promissory notes	12,365,000	8,490,000
Canada Emergency Business Loan Act	44,330	-
Total current liabilities	14,278,386	9,808,435

Long Term Liabilities
Convertible promissory notes	1,500,000	1,500,000
Canada Emergency Business Loan Act	-	44,144
Accrued interest, related party	1,193,896	690,772
Loan, related party	704,000	-

Total liabilities	17,676,282	12,043,351

Stockholders’ Equity (Deficit)
Preferred Series A-2, par value $0.0001, 4,200,000 shares authorized, and 3,861,197 shares issued and outstanding as of September 30, 2023, and December 31, 2022	385	385

Preferred Shares A-1, par value $0.0001, 4,400,000 shares authorized and, 3,204,000 shares issued and outstanding as of September 30, 2023, and December 31, 2022	320	320

Common Stock, par value $0.0001, 30,000,000 shares authorized, and 4,550,166 shares issued and outstanding as of September 30, 2023, and December 31, 2022	455	455

Additional paid in capital	22,095,370	21,206,738
Accumulated deficit	(36,834,868)	(31,877,221)

Total stockholders’ equity (deficit)	(14,738,338)	(10,669,323)

Total liabilities and stockholders’ equity (deficit)	$2,937,944	$1,374,028

The accompanying notes are an integral part of these unaudited financial statements.

ONEMEDNET CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30, 2023	Year Ended December 2022

Revenue	$680,918	$888,970
Cost of Revenue	812,202	1,106,285
Gross Profit	(131,284)	(217,315)

Operating Expenses
General and administrative	2,167,719	2,034,938
Operations	162,453	203,529
Sales & Marketing	816,801	588,292
Research and development	1,133,149	710,362
Total Operating Expenses	4,280,122	3,537,121

Operating loss	(4,411,406)	(3,754,436)

Other Expense (income)
Interest expense	503,123	272,682
Other expense	43,118	29,942
	546,241	302,624

Net loss	$(4,957,647)	$(4,057,060)

Earnings per Share September 30, 2023 -$1.09 and 2022 -$1.44

Diluted Earnings per Share September 30, 2023 -$0.29 and 2022 -$0.44

Common Stock Equivalents September 30, 2023 12,664,133 and 2022- 8,565,053

The accompanying notes are an integral part of these unaudited financial statements.

ONEMEDNET CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

AND

YEAR ENDED DECEMBER 31, 2022

(UNAUDITED)

	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	3,853,797	$385	3,204,000	$320	4,342,666	$434	$19,607,173	$(25,310,924)	$(5,702,612)
Issuance of common shares in exchange for services					200,000	20	199,980		200,000
Issuance of common shares in exchange for cash at $1.00 per share					7,500	0.75	7,499		7,500
Stock-based compensation expense							1,392,086		1,392,086

2022 net loss								(6,566,297)	(6,566,297)
Balances, December 31, 2022	3,853,797	$385	3,204,000	$320	4,550,166	$455	$21,206,738	$(31,877,221)	$(10,669,323)
Stock-based compensation expense							504,825		504,825

YTD Q2 2023 net loss								(3,267,015)	(3,267,015)
Balances, June 30, 2023	3,853,797	$385	3,204,000	$320	4,550,166	$455	$21,711,563	$(35,144,236)	$(13,431,513)
Issuance of preferred shares in exchange for service at $2.50 per share							16,000		16,000
Stock-based compensation expense							367,807		367,807
YTD Q3 2023 net loss								(1,690,632)	(1,690,632)
Balances, September 30, 2023	3,853,797	$385	3,204,000	$320	4,550,166	$455	$22,095,370	$(36,834,868)	$(14,738,338)

The accompanying notes are an integral part of these unaudited financial statements.

ONEMEDNET CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2023	Yearend December 31, 2022

Cash flow from Operating Activities
Net Loss	$(4,957,647)	$(4,057,060)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	19,529	16,256
Stock-based compensation expense	888,632	52,754
Changes in assets and liabilities:
Accounts Receivable	(67,417)	(88,645)
Other current assets	(1,146,266)	(66,254)
Accounts payable & accrued expenses	340,525	240,822
Deferred revenue	210,097	(306,886)

Net cash flows from operating activities	(4,712,547)	(4,209,013)

Cash used for Investing Activities
Purchase of property and equipment	(28,801)	(48,766)

Cash flow from Financing Activities
Proceeds from Canada Emergency Business Loan Act	186	(1,849)
Proceeds from Shareholders	704,000	-
Proceeds from issuance of convertible promissory note payable	4,378,124	3,872,638

Net cash flows from financing activities	5,082,310	3,870,789

Net change in cash and cash equivalents	340,963	(386,990)

Cash and Cash Equivalents, Beginning	270,859	699,320

Cash and Cash Equivalents, Ending	$611,822	$312,330

The accompanying notes are an integral part of these unaudited financial statements.

ONEMEDNET CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

OneMedNet Corporation, a Delaware corporation (the “Company,” “we,” “us,” or “OneMedNet”) together with its wholly-owned subsidiary, OneMedNet Solutions Corporation, a Delaware corporation (“OneMedNet Solutions”) and its wholly-owned subsidiary, OneMedNet Technologies (Canada) Inc., incorporated on October 16, 2015 under the provisions of the Business Corporations Act of British Columbia whose functional currency is the Canadian dollar, is an expert in clinical imaging innovation solutions that connects healthcare providers and patients and satisfies a crucial need with the life sciences. It offers direct access to clinical images and associated contextual patient record. OneMedNet proved the commercial and regulatory viability of imaging Regulatory Grade Real-World Data (“iRWDTM”), a promising emerging market, that exactly matches OneMedNet’s life science partners’ case selection protocol. All refences in this report on Form 10-Q to the “Company,” “we,” “us,” or “OneMedNet” include OneMedNet, OneMedNet Solutions and OneMedNet Technologies (Canada) Inc.

Data Knights Acquisition Corp Merger

On November 7, 2023, we consummated a merger (the “Merger”) following the approval at the special meeting of the shareholders of Data Knights Acquisition Corp., a Delaware corporation held on October 17, 2023 (the “Special Meeting”), Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Data Knights Acquisition Corp., a Delaware corporation (“Data Knights”), consummated a merger (the “Merger”) with and into OneMedNet Solutions Corporation (formerly named OneMedNet Corporation), a Delaware corporation (“OneMedNet”) pursuant to an agreement and plan of merger, dated as of April 25, 2022 (the “Merger Agreement”), by and among Data Knights, Merger Sub, OneMedNet, Data Knights, LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Data Knights, and Paul Casey in his capacity as the representative of the stockholders of OneMedNet (“Seller Representative”). Accordingly, the Merger Agreement was adopted, and the Merger and other transactions contemplated thereby (collectively, the “Business Combination”) were approved and completed.

The Business Combination was accounted for as a as a reverse recapitalization with OneMedNet as the accounting acquirer under the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, the financial statements of the combined company represent a continuation of the financial statements of OneMedNet.

On June 28, 2023, the Company and Data Knights entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively referred to herein as the “Purchasers”) for PIPE financing in the aggregate original principal amount of $1,595,744.70 and the purchase price of $1.5 million. Pursuant to the Securities Purchase Agreement, Data Knights will issue and sell to each of the Purchasers, a new series of senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of Common Stock at the Purchasers election at a conversion price equal to the lower of (i) $10.00 per share, and (ii) 92.5% of the lowest volume weighted average trading price for the ten (10) Trading Days immediately preceding the Conversion Date. The Purchasers’ $1.5 million investment in the PIPE Notes closed and funded contemporaneous to the Closing of the Business Combination.

Effective immediately prior to the Closing, OneMedNet, Inc. issued the PIPE Notes to the Purchasers under the private offering exemptions under Securities Act of 1933, as amended (the “Securities Act”).

On November 8, 2023, the Company received from the Business Combination with Data Knights net cash of $3,481.53. The Company also assumed $21,600 in prepaid expenses, $11,200 in amount due to related parties, $3,556,278 in extension loan payable, $477,548 in working capital loan payable,$604,849 in warrant liabilities, common stock of $484 and additional paid-in capital of $917,476. The working capital loan payable of $477,548 were issued to cover the transaction costs and will be paid within the year ending December 31, 2024.

The total funds from the Business Combination of $3,481.53 was available for general corporate purposes.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not have adequate liquidity to fund its operations through at least twelve months from the date these financial statements were available for issuance. The Company has an accumulated deficit of $36,834,868 (2022 - $31,877,221) and has had negative cash flows from operating activities for the period ended September 30, 2023 and year ended December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue in existence and expand its operations, the Company will be required to, and management plans to, raise additional working capital through an equity or debt offering and ultimately attain profitable operations. If the Company is not able to raise additional working capital, it would have a material adverse effect on the operations of the Company and continuing research and development of its product.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to continue receiving working capital cash payments and generating cash flow from operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid, short-term investments with a maturity of three months or less when purchased. Cash equivalents consist of money market funds and are carried at cost, which approximates fair value. The balances, at times, may exceed FDIC Insured limits.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. There have been no losses during the quarter ended September 30, 2023 and the year ended December 31, 2022.

Cost of Revenue

Cost of Revenue is incurred by the company as a fixed cost for payroll and hosting and as a variable cost for curation and procurement of the data.

Patents and Trademarks

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company and are included in research and development expenses on the consolidated statements of operations.

Research and Development

Research and development expenditures were charged to operating expense as incurred for the periods ended September 30, 2023 and December 31, 2022.

Stock-based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 8. The fair value of stock option and warrant grants are determined on the date of grant using the Black Scholes valuation model. Forfeitures of stock based awards are recorded as the actual forfeitures occur. Stock based compensation expense is recognized over the service period, net of estimated forfeitures, using the straight-line method.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The ASU also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for fiscal periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the effect that ASU No. 2016- 13 will have on its consolidated financial statements and related disclosures.

The Company has issued convertible promissory notes with related party investors. In order to simplify, and provide less confusion, on accounting for debt with conversion options, FASB release ASU 2020-06 in August 2020. ASU 2020-06 simplifies the accounting for convertible instruments. The embedded conversion features are no longer separated from the debt with conversion features that are not required to be accounted for as derivatives under or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and therefore will be accounted for as a single equity instrument measured at its historical cost. The Company has early adopted ASU 2020-06 and therefore a derivative liability has not been recorded.

Property and Equipment

Property and equipment are summarized as follows:

	2023	2022

Computers	$288,007	$259,206
Furniture and equipment	3,785	3,785
Total Property and Equipment	291,792	262,991
Less: accumulated depreciation	(199,424)	(179,895)
Net Property and Equipment	$92,368	$83,097

Depreciation and amortization expense was $19,529 for the period ended September 30, 2023 and $24,807 for the year ended December 31, 2022.

Canadian Emergency Business Loan Act (CEBA)

During December 2020, the Company applied for and received a $44,330 USD CEBA loan. The loan was provided by the Government of Canada to provide capital to organizations to see them through the current challenges and better position them to return to providing services and creating employment. The loan is unsecured. The loan is interest free to December 31, 2023. If the loan is paid back by December 31, 2023, $14,776 of the loan will be forgiven. If the loan is not paid back by December 31, 2023, the full $44,330 loan will be converted to loan repayable over three years with a 5% interest rate.

The Company accounted for the loan as debt in accordance with FASB Accounting Standards Codification 470 Debt and accrued interest in accordance with the interest method under FASB ASC 835-30. Full or partial loan forgiveness with legal release reduces the liability by the amount forgiven and record a gain on extinguishment in the statement of operations.

Shareholder Loan

During the second quarter of 2023 related parties funded an additional $704,000, these loans are not tied to convertible note agreements and are non-interest bearing.

Shareholders’ Equity Series A-2 Preferred Stock

The Series A-2 preferred stock includes a $0.15 per share annual noncumulative dividend when and if declared by the board of directors. No dividends have been declared as of September 30, 2023 and December 31, 2022. The Series A-2 preferred stock also includes a liquidation preference of 1.25 times the original issue price plus any declared but unpaid dividends upon the liquidation, dissolution, merger or sale of substantially all the assets of the Company and have a preference upon liquidation over Series A-1 preferred stock and common stock.

Each share of Series A-2 preferred stock may be converted into equal shares of common stock at the option of the holder at any time. In addition, the Series A-2 preferred stock shares are automatically convertible into common shares upon the sale of shares of common stock to the public at the then applicable conversion price in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $20 million in proceeds, net of underwriting discounts and commissions. Each share of Series A-2 preferred stock has voting rights equal to the number of shares of common stock then issuable upon conversion of such share of preferred stock.

The Company is obligated to redeem shares of Series A-2 Preferred Stock in the occurrence of a Deemed Liquidation Event unless a majority of the holders of Series A-2 Preferred Stock and a majority of the Series A-1 Preferred Stock consent otherwise.

Series A-1 Preferred Stock

The Series A-1 preferred stock includes a $0.15 per share annual noncumulative dividend when and if declared by the board of directors. No dividends have been declared as of June 30, 2023 and December 31, 2022. The Series A-1 preferred stock also includes a liquidation preference of 1.25 times the original issue price plus any declared but unpaid dividends upon the liquidation, dissolution, merger or sale of substantially all the assets of the Company and have a preference upon liquidation over common stock.

Each share of Series A-1 preferred stock may be converted into equal shares of common stock at the option of the holder at any time. In addition, the Series A-1 preferred stock shares are automatically convertible into common shares upon the sale of shares of common stock to the public at the then applicable conversion price in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $20 million in proceeds, net of underwriting discounts and commissions. Each share of Series A-1 preferred stock has voting rights equal to the number of shares of common stock then issuable upon conversion of such share of preferred stock.

The Company is obligated to redeem shares of Series A-1 Preferred Stock in the occurrence of a Deemed Liquidation Event unless a majority of the holders of Series A-1 Preferred Stock consent otherwise.

Common Stock

In 2023, in connection with services performed by the Board of Directors, common shares of 100,000 were issued at $1.00 per share. These were expensed as general and administrative expenses in the statement of operations.

Stock Options

During 2020, the Company adopted a new equity incentive plan (the Plan), which provides for the granting of incentive and nonqualified stock options to employees, directors, and consultants. As of December 31, 2020, the Company has reserved 3,000,000 shares of common stock under the Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant; those option awards generally vest with a range of one to four years of continuous service and have ten-year contractual terms. As there is no public data available for the share price valuation, the Company considers the Fair Market Value of $1 to be on the conservative side and similar to the exercise price. Certain option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. The Plan also permits the granting of restricted stock and other stock-based awards. Unexercised options are cancelled upon termination of employment and become available under the Plan.

Information with respect to options outstanding is summarized as follows:

	Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,031,000	$1.00	$1,031,000
Cancelled	(168,740)
Outstanding as of September 30, 2023	862,260	$1.00	$862,260

Options exercisable as of September 30, 2023	739,424	$1.00	$739,424

As of September 30, 2023 and December 31, 2022, there were 862,260 and 1,031,000 common stock options outstanding respectively, with a weighted average remaining contractual life of 5.32 and 7.11 years, respectively.

As of September 30, 2023 and December 31, 2022, there were 739,424 and 567,581 common stock options exercisable at a weighted average remaining contractual life of 4.89 and 5.56 years, respectively.

Black Scholes Assumptions

The determination of the fair value of stock options using an option valuation model is affected by the Company’s stock price valuation, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. The expected term of the employee stock options represents the weighted average period for which the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post- vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

The fair value of the Company’s stock options was estimated assuming no expected dividends and the following weighted average assumptions:

	2022	2011
Expected life in years	5.89	6.08
Risk-free interest rate	0.55%	0.49%
Expected dividend yield	0.00%	0.00%
Expected volatility	32%	60%

The total expense recognized for share-based payments was $20,132 for the period ending September 30, 2023 and $45,584 for the year ended December 31, 2022. These costs are included in the statements of operations. As of September 30, 2023 there was $8,591 and as of December 31, 2022, there was $75,987 of unrecognized compensation costs related to stock option grants which will be recognized over the next two years.

Stock Warrants

In 2021, there were 174,102 outstanding common stock warrants issued for service at a weighted average exercise price of $0.10. The weighted average remaining contractual life was 3.71 years as of September 30, 2023.

In 2022 for the exercise price of $1.00, the company issued 145,746 warrants for 2021 service and 294,000 warrants for 2022 service, 2,056,000 in warrants were issued attached to convertible notes. The weighted average remaining contractual life of the warrants issued in 2022 is 3.80 years.

For the period ending September 30 2023, the company issued 1,550,000 warrants attached to convertible notes. The weighted average remaining contractual life of these warrants is 4.74 years.

All warrants vested immediately upon grant issuance. The Company expensed $852,500 for the period ended September 30, 2023 and $1,346,288 in Fiscal 2022 in relation to the issuance of the Warrants.

	Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,669,848	$0.94	$2,513,156
Issued	1,550,000
Outstanding as of September 30, 2023	4,219,848	$0.96	$4,063,156

Warrants exercisable as of September 30, 2023	4,219,848	$0.96	$4,063,156

Commitments, Contingencies, and Concentrations Operating lease

The Company has a month-to-month lease for a suite at a cost of $575 per month.

The Company incurred $5,666 for the period ended September 30, 2023 and $7,694 for the year ended December 31, 2022 of rent expense.

Receivable from SPAC for IPO Related Costs

During 2022, the company entered a Business Combination Agreement with SPAC Data Knights. $2,059,975 of SPAC related expenses are on the Balance Sheet as receivable to be received at close of the merger.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable are unsecured, recorded at net realizable value, and do not bear interest. Accounts receivable are considered past due if not paid within the terms established between the Company and the customer. Amounts are only written off after all attempts at collections have been exhausted. The Company determines the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2022 the Company established allowances of $102,700. The net receivable balances outstanding are fully collectible.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The straight-line method is used for computing depreciation and amortization. Assets are depreciated over their estimated useful lives ranging from three to five years. Cost of maintenance and repairs are charged to expense when incurred.

NOTE 6 — RELATED PARTY TRANSACTIONS

Convertible Promissory Notes held by Related Party

For the period ending September 2023, the Company entered into various Convertible Promissory Notes (“Note”) with related party investors totaling $2,100,000 (2022 - $4,700,000) and unrelated party investors of $1,775,000 (2022 - $440,000). The Notes issued are unsecured and bear an interest rate of six percent annually from the date of issuance until the outstanding principal is paid or converted. On November 11, 2022 the Convertible note agreement was amended and restated in order to (i) provide for the sale and issuance to Purchasers from the effective date of January 1, 2022 and after the date of this Agreement of up to an additional $4,000,000 aggregate principal amount of Notes and warrants to purchase shares of the Company’s capital stock, (ii) provide for the sale and issuance to Purchasers who purchased Notes under the Prior Agreement between the Effective Date and the date of this Agreement of warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share; (iii) extend the maturity date of all outstanding Notes from December 31, 2022 to October 31, 2023.

The principal and unpaid accrued interest on each Note will convert; (i) automatically, upon the Company’s issuance of equity securities (the “Next Equity Financing”) in a single transaction, or series of related transactions, with aggregate gross proceeds to the Company of at least $5,000,000, into shares of the Company’s capital stock issued to investors in the Next Equity Financing, at a conversion price equal to the lesser of (A) a 20% discount to the lowest price per share of shares sold in the Next Equity Financing, or (B) $2.50 per share; (ii) at the noteholder’s option, in the event of a defined Corporate Transaction while such Note remains outstanding, into shares of the Company’s Series A-2 Preferred Stock at a conversion price equal to $2.50 per share; and (iii) at the noteholder’s option, on or after the Maturity Date while such Note remains outstanding, into shares of the Company’s Series A-2 Preferred Stock at a conversion price equal to $2.50 per share.

If a Corporate Transaction occurs before the repayment or conversion of the Notes, the Company will pay at the closing of the Corporate Transaction to each noteholder that elects not to convert its Notes in connection with such Corporate Transaction an amount equal to the outstanding principal amount of such noteholder’s Note plus a 20% premium. “Corporate Transaction” means (a) a sale by the Company of all or substantially all of its assets, (b) a merger of the Company with or into another entity (if after such merger the holders of a majority of the Company’s voting securities immediately prior to the transaction do not hold a majority of the voting securities of the successor entity) or (c) the transfer of more than 50% of the Company’s voting securities to a person or group.

During November 2019, the Company entered into a Convertible Promissory Note (“Note”) agreement with a related party investor. The total amount of the Note is $1,500,000. The Note is unsecured and bears interest at a rate of four percent annually from the date of issuance until the outstanding principal is paid or converted. The Note matures on January 1, 2025. The Note shall automatically convert into the next offering of preferred stock upon closing of such next equity financing. The number of shares of preferred stock to be issued upon conversion shall be equal to the number obtained by dividing the outstanding principal and unpaid accrued interest owed on the date of conversion, by the conversion price. The conversion price is 100 percent of the lowest price per share paid for the next equity preferred stock by other investors in the next equity financing. In the event that prior to the conversion or repayment of amounts owed, the Company completes a financing transaction in which the Company sells equity securities but such transaction does not qualify as next equity financing (i.e. an “alternative financing”), then the principal and unpaid accrued interest may (upon written election of the purchaser holding the Note) convert into the securities issued by the Company in the alternative financing. The number of alternative financing equity securities to be issued upon such conversion shall be equal to the number obtained by dividing the outstanding principal and unpaid accrued interest owed by an amount equal to 100 percent multiplied by the lowest price per share at which the alternative financing equity securities are sold and issued for cash in the alternative financing.

As of September 30, 2023 $13,865,000 and as of December 31, 2022 there was $9,990,000 in outstanding principal balance on the Notes, respectively, and $1,193,896 and $690,772 in accrued interest, respectively, all included in long-term liabilities on the balance sheet. There have been no payments of principal or interest to date. In connection with the $3,875,000 in convertible notes issued in 2023 (Fiscal 2022 - $5,140,000), 1,550,000 (Fiscal 2022 - 2,056,000) in warrants were issued.

NOTE 7 — REVENUE RECOGNITION

Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under topic 606. A contract’s transaction price is allocated to each distinct performance obligation in proportion to the standalone selling price for each and recognized as revenue when, or as, the performance obligation is satisfied.

The steps the company uses to determine revenue recognition are as follows: identification of the contract with a customer, identification of the performance obligations, determining the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue when the Company satisfies the performance obligation.

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the good or service is distinct. A good or service is considered distinct if the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement.

The Company generates revenue from two streams: (1) iRWDTM (imaging Real World Data) which provides regulatory grade imaging and clinical data in the Pharmaceutical, Device Manufacturing, CRO’s and AI markets and (2) BEAM which is a Medical Imaging Exchange platform between Hospital/Healthcare Systems, Imaging Centers, Physicians and Patients.

iRWD is sold on a fixed fee basis based on the number of data units and the cost per data unit committed to in the customer contract. Revenue is recognized when the data is delivered to the customer.

Beam revenue is subscription-based revenue which is recognized ratably over the subscription period committed to by the customer. The company invoices its Beam customers quarterly or annually in advance with the customer contracts automatically renewing unless the customer issues a cancellation notice.

The Company excludes from revenue taxes collected from a customer that are assessed by a governmental authority and imposed on and concurrent with a specific revenue-producing transaction.

The transaction price for the products is the invoiced amount. Advanced billings from contracts are deferred and recognized as revenue when earned.

Deferred revenue consists of payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. The Company receives payments from customers based upon contractual billing schedules. Accounts receivable is recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts typically range from zero to 90 days, with typical terms of 30 days.

NOTE 8 — INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The Company provides for deferred taxes at the enacted tax rate that is expected to apply when the temporary differences reverse. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

The Company has generated both federal and state net operating losses (NOL) of approximately $21 million and $23 million, respectively, which if not used, will begin to expire in 2030. The Company believes that its ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL by changes in control that may have occurred or may occur in the future and by its ability to generate net income. The Company has not yet conducted a formal study of whether, or to what extent, past changes in control of the Company impairs its NOL carryforwards because such NOL carryforwards cannot be utilized until the Company achieves profitability.

Components of deferred income taxes are as follows as of December 31:

	2022	2021
Deferred Tax Assets
Net operating loss carry forward	$6,973,587	$5,604,237
Stock Compensation	481,144	467,925
Other	53,268	51,617
Gross deferred tax assets	7,507,999	6,123,778
Less valuation allowance	(7,507,999)	(6,123,778)
Net deferred tax assets	$-	$-

The change in the valuation allowance was $1,384,220 and $764,878 for the years ended December 31, 2022 and 2021, respectively.

The effective tax rate for the years ended December 31, 2022 and 2021 differs from the federal and state statutory rates due to the full valuation allowance.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statement is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The tax years from inception through December 31, 2022 remain subject to examination by all major taxing authorities due to the net operating loss carryovers. The Company is not currently under examination by any taxing jurisdiction. The Company did not incur any interest or penalties during the years ended December 31, 2022 or 2021.

NOTE 9 — SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.0001 per share (“Common Stock”), and 1,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. Before the Business Combination, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

Business combination with Data Knights Acquisition Corp.

On November 7, 2023, the Company consummated the Merger with Data Knights and issued an aggregate of 20,000,000 shares of its common stock to the former shareholders of OneMedNet Corporation. On June 28, 2023, the Company and Data Knights entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively referred to herein as the “Purchasers”) for PIPE financing in the aggregate original principal amount of $1,595,744.70 and the purchase price of $1.5 million. Pursuant to the Securities Purchase Agreement, Data Knights will issue and sell to each of the Purchasers, a new series of senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of Common Stock at the Purchasers election at a conversion price equal to the lower of (i) $10.00 per share, and (ii) 92.5% of the lowest volume weighted average trading price for the ten (10) Trading Days immediately preceding the Conversion Date. The Purchasers’ $1.5 million investment in the PIPE Notes closed and funded contemporaneous to the Closing of the Business Combination.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through October 23, 2023, the date the financial statements were available for issuance, for events requiring recording or disclosure in the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 1. Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“Commission”) on September 30, 2023.

Overview

OneMedNet Corporation, a Delaware corporation (the “Company,” “we,” “us,” or “OneMedNet”) together with its wholly-owned subsidiary, OneMedNet Solutions Corporation, a Delaware corporation (“OneMedNet Solutions”) and its wholly-owned subsidiary, OneMedNet Technologies (Canada) Inc., incorporated on October 16, 2015 under the provisions of the Business Corporations Act of British Columbia whose functional currency is the Canadian dollar, is an expert in clinical imaging innovation solutions that connects healthcare providers and patients and satisfies a crucial need with the life sciences. It offers direct access to clinical images and associated contextual patient record. OneMedNet proved the commercial and regulatory viability of imaging Regulatory Grade Real-World Data (“iRWDTM”), a promising emerging market, that exactly matches OneMedNet’s life science partners’ case selection protocol. All refences in this report on Form 10-Q to the “Company,” “we,” “us,” or “OneMedNet” include OneMedNet, OneMedNet Solutions and OneMedNet Technologies (Canada) Inc.

We were originally incorporated as a Delaware corporation on February 8, 2021 under the name “Data Knights Acquisition Corp” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On May 11, 2021, we consummated an initial public offering. On November 7, 2023, we consummated a merger (the “Merger”) following the approval at the special meeting of the shareholders of Data Knights Acquisition Corp., a Delaware corporation held on October 17, 2023 (the “Special Meeting”), Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Data Knights Acquisition Corp., a Delaware corporation (“Data Knights”), consummated a merger (the “Merger”) with and into OneMedNet Solutions Corporation (formerly named OneMedNet Corporation), a Delaware corporation (“OneMedNet”) pursuant to an agreement and plan of merger, dated as of April 25, 2022 (the “Merger Agreement”), by and among Data Knights, Merger Sub, OneMedNet, Data Knights, LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Data Knights, and Paul Casey in his capacity as the representative of the stockholders of OneMedNet (“Seller Representative”). Accordingly, the Merger Agreement was adopted, and the Merger and other transactions contemplated thereby (collectively, the “Business Combination”) were approved and completed.

The Business Combination was accounted for as a as a reverse recapitalization with OneMedNet as the accounting acquirer under the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, the financial statements of the combined company represent a continuation of the financial statements of OneMedNet.

On June 28, 2023, the Company and Data Knights entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively referred to herein as the “Purchasers”) for PIPE financing in the aggregate original principal amount of $1,595,744.70 and the purchase price of $1.5 million. Pursuant to the Securities Purchase Agreement, Data Knights will issue and sell to each of the Purchasers, a new series of senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of Common Stock at the Purchasers election at a conversion price equal to the lower of (i) $10.00 per share, and (ii) 92.5% of the lowest volume weighted average trading price for the ten (10) Trading Days immediately preceding the Conversion Date. The Purchasers’ $1.5 million investment in the PIPE Notes closed and funded contemporaneous to the Closing of the Business Combination.

Effective immediately prior to the Closing, OneMedNet, Inc. issued the PIPE Notes to the Purchasers under the private offering exemptions under Securities Act of 1933, as amended (the “Securities Act”).

The Business Combination occurred after the period for which the financial information herein is presented. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of the Company prior to the Business Combination and the combined operations after the Business Combination, unless otherwise noted.

Business Overview

OneMedNet is a global provider of clinical imaging innovation and curator of regulatory-grade Imaging Real-World Data3 or iRWDTM. OneMedNet’s innovative solutions connect healthcare providers and patients satisfying a crucial need within the Life Sciences field offering direct access to clinical images and the associated contextual patient record. OneMedNet’s innovative technology proved the commercial and regulatory viability of imaging Real-World Data, an emerging market, and provides regulatory-grade image-centric iRWDTM that exactly matches OMN’s Life Science partners Case Selection Protocols and paves the way for Real World Evidence.

OneMedNet was founded in 2006 to solve a deficiency in how clinical images were shared between healthcare providers. This resulted in OMN’s initial product BEAMTM image exchange that enabled the successful sharing of images for more than a decade with OMN’s largest customer being the Country of Ireland.

OneMedNet continued to innovate by responding to the demand for and utilization of Real-World Data and Real-World Evidence, specifically data that focused on clinical images with its associated contextual clinical record. We were able to leverage internal technological competencies along with OneMedNet’s formidable healthcare provider installed base from its first product with BEAMTM to become the first RWD solution for Life Science companies with its launch of iRWDTM in 2019.

OneMedNet provides innovative solutions that unlock the significant value contained within clinical image archives. With a growing federated network of 95+ healthcare facilities, OneMedNet has the immediate ability to quickly search and extensively curate multi-layer data from a Federated group of healthcare facilities. The term “healthcare facilities” refers specifically to the hospitals, integrated delivery networks (“IDNs”) and imaging centers that provide imaging to OneMedNet, which represent the core source of our data. At present, OneMedNet works with more than 95 facilities who provide regulatory grade imaging to us. OneMedNet has access to these more than 95 facilities because these 95+ contracted facilities have more than 200 locations among them including offices and clinics, which in total generates regulatory grade imaging from more than 200 customers. Among these customers, all are data providers and some are data purchasers.

Significant Market Opportunities

A recent report by Deloitte, “Measuring the Return from Pharmaceutical Innovation 2020,” revealed that there is a pressing need to optimize processes and fundamentally change the drug development paradigm through the use of digital and transformative approaches. The COVID-19 pandemic spurred on need for greater innovation in fact, according to Deloitte’s report, as of 2020, 70% of the biopharma interviewees noted a lack of research-grade data as hindering their efforts to incorporate Real World Evidence in their research and development (“R&D”). Moreover, 80% of the biopharma interviewees reported that they are presently entering, or seeking to enter, strategic partnerships to access new sources of Real-World Data because obtaining this data would accelerate their time to market substantially.

OneMedNet has the knowledge, tools, and experience to access and harmonize complete patient profiles across fragmented data silos. We use robust real-world datasets to offer customized consulting services to generate fit-for-purpose data and insights for their stakeholders instead of providing terabytes of data. We curate information to the most stringent multi-level stratified requirements while providing unmatched data accuracy and ensuring the security and privacy of protected health information. Moreover, we deliver this curated data quickly and efficiently to address the rapidly growing needs of life science researchers and to speed life science product development.

Numerous factors have accelerated the adoption of Real World Evidence, including an industry-wide shift from volume-to-value-based payment models, personalized medicine, and the need to adapt clinical trials during the pandemic. These factors have influenced regulatory bodies globally and fuel interest in using Real World Evidence to “understand and demonstrate the value of pharmaceutical and medical device innovations.”

The global Real World Evidence solutions market size was valued at $37.2 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 7.6% from 2021 to 2028 according to Grand View Research. The drug development and approvals segment accounted for the highest revenue share of around 28.9% in 2020. Real-world evidence solutions services allow pharmaceutical companies and healthcare providers as well as payers for efficient management of operations and accelerate the process of drug development and its approval, which fuels market growth. Support from regulatory bodies for using Real World Evidence solutions and an increase in research and development spending are anticipated to boost the market growth.

With the growing need for evidence generated from Real-World Data, the increasing importance of epidemiological data in decision making, and a shift from volume to value-based care, there has been an increased focus on patient registries, a rise in the adoption of EMR in hospitals, and exponential growth in mobile health data and social media which have resulted in the generation of huge amounts of medical data. In 2021, the real-world datasets segment is estimated to account for the larger share of 51.2% of the global real-world evidence solutions market. The market size of this segment is projected to reach $1,792.0 million by 2028 from $1,038.3 million in 2021, at a CAGR of 8.1% during the forecast period according to Meticulous Research® Analysis.

Based on end user, the global Real World Evidence solutions market is segmented into pharmaceutical, biotechnology, and medical device companies; healthcare payers; healthcare providers; and other end-users (academic research institutions, patient advocacy groups, regulators, and health technology assessment agencies). In 2021, the pharmaceutical, biotechnology, and medical device companies segment is estimated to account for the largest share of 36.5% of the global real-world evidence solutions market. The market size of this segment is projected to reach $2,025.7 million by 2028 from $739.7 million in 2021, at a CAGR of 15.5% during the forecast period according to Meticulous Research® Analysis. The large share of this segment is primarily attributed to the increasing importance of Real World Evidence studies in drug development and approvals and the growing need to avoid costly drug recalls and assess drug performance in real-world settings.

Key Factors that Affect Our Results of Operations

Competition from our providers of Real World Data.

Our business is affected by many factors which we discuss under the heading “Risk Factors” in our definitive Registration Statement on Form S-4 dated September 21, 2023 and filed with the Commission on October 2, 2023, and in subsequent filings. The following are a few of those key factors that may affect our financial condition and results of operations:

OneMedNet’s business is highly competitive. Competition could present an ongoing threat to the success of OneMedNet’s business, which competition could result from national and regional providers of imaging data, which could affect our ability to obtain and retain new customers and pricing pressures. We cannot assure you that we will be able to build our network in a timely or cost-effective manner, efficiently acquire additional customers or achieve target projected returns by penetrating the market as effectively as projected if OneMedNet is unable to compete effectively for imaging date providers and RWD customers. As a result, OneMedNet’s business and operating results could be harmed.

In some instances, our competitors have easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with customers, and more customers. This provides these competitors with certain advantages in competing against us, including the ability to aggressively promote their products in markets in which we may compete. This competition may affect our ability to add and retain customers, which in turn adversely affects our business, financial condition and results of operations.

In the RWD and real-world evidence (“RWE”) arena, there is a high number of service providers globally who sell electronic health records. The competition can be organized into two groups — the first is RWD providers that access imaging along with electronic health records. This includes firms such as Flatiron, Aetion, ConcertAI, Life Image and Optum among many others. These groups have deep disease insights but do not focus on imaging, and, we believe, are not imaging experts. The other group includes firms such as Nuance and Truveta that provide support for research projects using RWE where imaging may be part of the deliverables but imaging is not the central focus of these companies in our opinion. We believe that anywhere imaging is required to diagnosis, assess disease progression, regression, status quo or measure the impact of a therapy, device or procedure, OneMedNet has the required radiology imaging to support these clients.

There’s a reason OneMedNet’s customer base is growing as it develops its reputation as a reliable source for regulatory-grade imaging RWD. We believe it is because it requires specialized expertise in Artificial Intelligence/Machine Learning technology, data privacy/security, as well as expertise in clinical patient condition(s) and healthcare record keeping. Having, or achieving, expertise in all essential disciplines is a challenging achievement. Our current customer base is in the United States, Canada, Ireland, Israel, Germany, Netherlands, Norway and the United Kingdom. OneMedNet has plans to expand into Africa and Asia, we expect these expansions to be completed in 2023, however there is no assurance of that timetable. OneMedNet has a team of experienced curators with previous radiology, technical and clinical expertise. OneMedNet had a significant head start with our clinical image exchange solution which served to launch the company nearly a decade ago. Finally, OneMedNet has the most experienced and clinically trained data curators in the industry. This team appreciates the complexity and criticality of clinical data and can effectively communicate with both Provider and Life Science specialists.

Nevertheless, we believe that competition for users of OneMedNet’s products and services will be intense. Although OneMedNet intends to continue to develop a global platform for its OneMedNet iRWD™ solution, it will face strong competition in its business.

Results of Operations

Development of Our Technology

Since our inception, we have focused on attracting and retaining best-in-class talent to provide innovative solutions that unlock the significant value contained within the clinical image archives of healthcare providers. Employing our proven OneMedNet iRWD™ solution, we securely de-identify data, searches, and curates a data archive locally, bringing a wealth of internal and third-party research opportunities to providers. By leveraging this extensive federated provider network, together with cutting-edge proprietary technology and in-house clinical expertise, OneMedNet successfully meets the most rigorous Real-World Data Life Science requirements.

We continue to invest in employee recruitment and retention to advance our technology. Additionally, our team has made purposeful and foundational technological investments in hardware and software. We believe these early investments in our technology will enable us to move toward additional technical innovation more safely and quickly than would otherwise be possible. When we have deemed it to be beneficial, we have entered into strategic partnerships to expand and accelerate our technology development.

We believe that our developmental approach provides us with meaningful technological advantages in areas such as our fusion of artificial intelligence and imaging with our proprietary curation and innovation approaches. The successful execution of these details of clinical imaging is what we believe will allow us to continue to differentiate ourselves through our proven OneMedNet iRWD™ solution. While we believe we are best positioned to address advanced imaging solutions, potential competition may exist from other imaging providers using other approaches. Future success will be dependent on our ability to continue to execute innovative solutions that unlock the significant value contained within the clinical image archives of healthcare providers.

Commercialization and Strategic Partnerships

OneMedNet set forth on a corporate journey to create safer and more intelligent care solutions for patients, providers and hospitals. The company has been solely focused on creating innovative solutions that enable healthcare providers to gain increased value from medical imaging data. Whether requesting or transferring an image, the process must be straightforward and streamlined on both ends. OneMedNet’s BEAM™ Image Sharing solution has been exceeding customer expectations for more than a decade with customer renewal rates exceeding 96%.

However, as important as the initial (or secondary) read may be to patient care, the value and impact of imaging goes well beyond an individual image. It’s about the entire patient population archive utility and the potential data mining benefits for improving care. Research institutions often have difficulty gathering cohort data — even from their own internal center(s). It’s not only cumbersome but very time consuming. And community hospitals increasingly leverage data for self-analysis and patient care advancement. Using our OneMedNet iRWD™, we can de-identify, index, and curate an archive resulting in fast, yet detailed search capabilities.

Providers can also advance healthcare on a much broader basis by sharing de-identified imaging data with external researchers. OneMedNet continually receives patient cohort requests from “Data Users” (e.g., Pharma, CRO’s, Core Labs, AI, Medical Devices). If a cohort match is found at one of our networked providers, OneMedNet will present that provider with a potential monetizing agreement. If agreement is reached, only then will the de-identified data be shared externally.

Production and Operations

OneMedNet expects to incur significant operating costs that will impact its future profitability, including research and development expenses as it continues to introduce new offerings and upgrades its existing iRWD™ offering plus additional operating costs and expenses as it scales its operations; interest expense from debt financing activities; and selling and distribution expenses as it builds its brand and markets its iRWD™.

Revenues

For the period January 1, 2022 to September 30, 202, the company generated revenue totaling $888,970 and for the period January 1, 2023 to September 30, 2023 the company generated revenue totaling $680,918. The decrease is attributable to an iRWD revenue delivery being delayed to of the fourth quarter of 2023.

Cost of Revenues

In 2023, the Company changed its accounting policy to allocate the discovery portion of curation expenses to Research and Development resulting in a decrease to compensation costs of $294,083.

Research and development expenses

Research and development expenditures were charged to operating expense as incurred for the periods ended September 30, 2023 and December 31, 2022. OneMedNet expects to incur significant operating costs that will impact its future profitability, including research and development expenses as it continues to introduce new offerings and upgrades its existing iRWD™ offering plus additional operating costs and expenses as it scales its operations; interest expense from debt financing activities; and selling and distribution expenses as it builds its brand and markets its iRWD™. Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

Research and development costs consist of payroll, hardware and electrical engineering prototyping, cloud computing, data labeling, and third-party development services, as well as costs associated curating and testing. These costs are included within research and development within the statement of operations. We expect our research and development expenses to increase in absolute dollars as we increase our investment in scaling our proprietary technologies.

Research and development increased by $422,787 or 37.3% in the nine-months ended September 30, 2023 of $1,133,149 compared to $710,362 at yearend December 31, 2022 with the addition of employees and the change in accounting policy to allocate the discovery portion of curation expenses to research and development. In 2023, the company started allocating hosting costs specific to research and development work.

Other Income (Expenses), Net

Our other income (expenses) primarily includes interest expense on financings and financial related expenses.

Total other income (expense), net, increased by $243,617 or 44.6% from $302,624 of other income (expense) for the for the period ended September 30, 2022 to $546,241 of other income (expense) for the nine months ended September 30, 2023.

As a result of the foregoing, we reported a net loss of $4,057,060 for the nine months ending September 30, 2022 representing a $900,587 or 18.2% increase to a net loss of $4,957,647 for the nine months ended September 30, 2023. All net income is attributable to OneMedNet Solutions Corporation (formerly, OneMedNet Corporation).

Liquidity and Capital Resources

As of September 30, 2023, we had $611,822 in cash and cash equivalents as compared to $270,859 as of December 31, 2022. We also had $86,392 in accounts receivable as of September 30, 2023 as compared to $18,975 as of December 31, 2022. Our accounts receivable primarily include balances due from compensation for services provided to our customers. As of September 30, 2023, our accumulated deficit was $36,834,868 as compared to $31,877,221 as of December 31, 2022 and has had negative cash flows from operating activities for the period ended September 30, 2023 and year ended December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In assessing our liquidity, management monitors and analyzes our cash, our ability to raise funds and to generate sufficient revenue in the future, and our operating and capital expenditure commitments. We are looking for other sources, such as raising additional capital by issuing shares of stock, to meet our needs for cash.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table sets forth summary of our cash flows for the periods indicated:

	January 1 to September 30, 2023	January 1 to September 30, 2022

Cash flow from Operating Activities
Net Loss	$(4,957,647)	$(4,057,060)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	19,529	16,256
Stock-based compensation expense	888,632	52,754
Changes in assets and liabilities:
Accounts Receivable	(67,417)	(88,645)
Other current assets	(1,146,266)	(66,254)
Accounts payable & accrued expenses	340,525	240,822
Deferred revenue	210,097	(306,886)

Net cash flows from operating activities	(4,712,547)	(4,209,013)

Cash used for Investing Activities
Purchase of property and equipment	(28,801)	(48,766)

Cash flow from Financing Activities
Proceeds from Canada Emergency Business Loan Act	186	(1,849)
Proceeds from Shareholders	704,000	-
Proceeds from issuance of convertible promissory note payable	4,378,124	3,872,638

Net cash flows from financing activities	5,082,310	3,870,789

Net change in cash and cash equivalents	340,963	(386,990)

Cash and Cash Equivalents, Beginning	270,859	699,320

Cash and Cash Equivalents, Ending	$611,822	$312,330

Operating Activities

Net cash used in operating activities was $4,712,547 for the nine months ended September 30, 2023, primarily consisting of the following:

● Net loss of $4,957,647 for the nine months ended September 30, 2023.

● Share-based compensation of $888,632.

● Stock-based compensation expenses of $19,529.

● Accounts Receivable of $(67,417).

● Other current assets of $(1,146,266).

● Accounts payable & accrued expenses of $340,525.

● Deferred revenue of $210,097.

Financing Activities

Net cash provided by financing activities amounted to $5,082,310, for the nine months ended September 30, 2023 and primarily consisted of proceeds from the issuance of convertible promissory note payable loans of $4,378,124, Proceeds from shareholders of $704,000, and Proceeds from Canada Emergency Business Loan Act of $186.

Contractual obligations

Long Term Debt

The Company’s long-term debts included loans borrowed from banks and other financial institutions. As of September 30, 2023, future minimum loan payments are as follows:

Year ending December 31,	Loan Payment
2023	252,000
2024	248,000
2025
2026
Thereafter
Total	500,000
Less interest
Balance as of September 30, 2023	$500,000

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, advances to suppliers, useful lives of property and equipment, the recoverability of long-lived assets, provision necessary for contingent liabilities, and revenue recognition. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application.

We believe critical accounting policies as disclosed in this prospectus reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for doubtful accounts, useful lives of property and equipment, the impairment of long- lived assets, valuation allowance of deferred tax assets, and revenue recognition. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are unsecured, recorded at net realizable value, and do not bear interest. Accounts receivable are considered past due if not paid within the terms established between the Company and the customer. Amounts are only written off after all attempts at collections have been exhausted. The Company determines the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2022 the Company established allowances of $102,700. The net receivable balances outstanding are fully collectible.

Revenue Recognition

Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under topic 606. A contract’s transaction price is allocated to each distinct performance obligation in proportion to the standalone selling price for each and recognized as revenue when, or as, the performance obligation is satisfied.

The steps the company uses to determine revenue recognition are as follows: identification of the contract with a customer, identification of the performance obligations, determining the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue when the Company satisfies the performance obligation.

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the good or service is distinct. A good or service is considered distinct if the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement.

The Company generates revenue from two streams: (1) iRWD (imaging Real World Data) which provides regulatory grade imaging and clinical data in the Pharmaceutical, Device Manufacturing, CRO’s and AI markets and (2) BEAM which is a Medical Imaging Exchange platform between Hospital/Healthcare Systems, Imaging Centers, Physicians and Patients.

iRWD is sold on a fixed fee basis based on the number of data units and the cost per data unit committed to in the customer contract. Revenue is recognized when the data is delivered to the customer.

Beam revenue is subscription-based revenue which is recognized ratably over the subscription period committed to by the customer. The company invoices its Beam customers quarterly or annually in advance with the customer contracts automatically renewing unless the customer issues a cancellation notice.

The Company excludes from revenue taxes collected from a customer that are assessed by a governmental authority and imposed on and concurrent with a specific revenue-producing transaction.

The transaction price for the products is the invoiced amount. Advanced billings from contracts are deferred and recognized as revenue when earned.

Deferred revenue consists of payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. The Company receives payments from customers based upon contractual billing schedules. Accounts receivable is recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts typically range from zero to 90 days, with typical terms of 30 days.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of the date hereof, there are no legal claims currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such or against any of our properties that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
2.1 †	Agreement and Plan of Merger, dated April 25, 2022, by and among Data Knights, Merger Sub, Sponsor, OneMedNet, and Paul Casey (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on November 13, 2023)..
4.1	Warrant Agreement, dated May 6, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
10.1+	Form of OneMedNet Corporation 2022 Equity Incentive Plan (incorporated by reference to Annex D to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 declared effective by the SEC on September 22, 2023).
10.2	Form of Registration Rights Agreement by certain OneMedNet equity holders (included as Exhibit G to Annex B to the proxy statement/prospectus).
10.3	Lockup Agreement by certain OneMedNet equity holders (included as Exhibit C to Annex B to the proxy statement/prospectus).
10.4	Sponsor Lock-up Agreement (as incorporated by reference to Exhibit B of Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
10.5	Letter Agreement, dated May 6, 2021, by and between Data Knights, the initial security holders and the officers and directors of the Data Knights (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 11, 2021)
10.6	Voting Agreement incorporated by reference to Form 8-K filed April 25, 2022 which is included as Appendix A to Exhibit 2.2.
10.7	Sponsor Support Agreement Voting Agreement. (incorporated by reference to Exhibit B to Annex B to the proxy statement/prospectus filed by Data Knights Acquisition Corp.).
10.8+	Employment Agreement between OneMedNet Corporation and Aaron Green, President (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
10.9+	Employment Agreement between OneMedNet Corporation and Lisa Embree, Chief Financial Officer (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
10.10+	Employment Agreement between OneMedNet Corporation and Paul Casey, Chief Executive Officer (incorporated by reference to Exhibit 1010 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
10.11	Securities Purchase Agreement dated June 28, 2023 with OneMedNet Corporation.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEMEDNET CORPORATION

Date: November 20, 2023	By:	/s/ Paul Casey
Paul Casey
Chief Executive Officer

