Form 10-Q/A
period 2023-09-30
OneMedNet Corp
filed 2023-12-18
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40386

ONEMEDNET CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-2076743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6385 Old Shady Oak Road, Suite 250 Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-918-7189

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ONMD	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	ONMD	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 14, 2023, there were 32,263,342 shares of Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

ONEMEDNET CORPORATION

(F/K/A DATA KNIGHTS ACQUISITION CORP.)

Explanatory Notes

Amendment No. 1

OneMedNet Corporation (f/k/a Data Knights Acquisition Corp.), a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2023 (the “Original Filing”). The Original Filing was filed following the Company’s Business Combination (as defined below) and inadvertently included the unaudited consolidated financial statements and notes thereto as of September 30, 2023 of OneMedNet (as defined below), the target company in the Business Combination, instead of the unaudited consolidated financial statements and notes thereto as of September 30, 2023 of the Company. This Amendment is being filed to amend the Original Filing in its entirety to reflect the unaudited consolidated financial statements and notes thereto as of September 30, 2023 of the Company.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof.

Consummation of Business Combination

On November 7, 2023, subsequent to the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, the Company consummated its initial business combination (the “Business Combination”) with OneMedNet Solutions Corporation (formerly named OneMedNet Corporation), a Delaware corporation (“OneMedNet”), pursuant to an agreement and plan of merger, dated as of April 25, 2022 (the “Merger Agreement”), by and among the Company, Data Knights Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), OneMedNet, Data Knights, LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of the Company, and Paul J. Casey in his capacity as the representative of the stockholders of OneMedNet (“Seller Representative”) following the approval of the Business Combination at the special meeting of the stockholders of the Company held on October 17, 2023 (the “Special Meeting”).

At the closing of the Business Combination on November 7, 2023, pursuant to the Merger Agreement, Merger Sub merged with and into OneMedNet with OneMedNet surviving the Merger, as a wholly-owned subsidiary of the Company, and the Company changed its name to “OneMedNet Corporation.”

Unless stated otherwise, this Quarterly Report contains information about the Company before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to the Company before the consummation of the Business Combination, unless stated otherwise or the context otherwise requires.

For more information regarding the Business Combination, see the Company’s Current Report on Form 8-K filed on November 13, 2023.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered by this Quarterly Report.

ii

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of September 30, 2023 (Unaudited) and as of December 31, 2022(Audited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (Unaudited) and for the three and nine months ended September 30, 2022 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 (Unaudited) and for the three and nine months ended September 30, 2022 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and for the nine months ended September 30, 2022 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
PART II - OTHER INFORMATION:		39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements:
Condensed Consolidated Balance Sheet as of September 30, 2023 (Unaudited) and as of December 31, 2022 (Audited)	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (Unaudited) and for the three and nine months ended September 30, 2022 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 (Unaudited) and for the three and nine months ended September 30, 2022 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and for the nine months ended September 30, 2022 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

iv

ONEMEDNET CORPORATION

(F/K/A DATA KNIGHTS ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,537	$30,870
Prepaid expense	21,600	-
Total Current Assets	23,137	30,870

Investments held in Trust Account	19,308,261	29,029,416
Total assets	$19,331,398	$29,060,286

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued expenses	$2,835,755	$1,679,821
Amount due to related parties	11,200	11,500
Income tax payable	120,017	214,850
Franchise tax payable	-	69,966
Excise tax liability	113,353	-
Total Current Liabilities	3,080,325	1,976,137

Warrant liabilities	604,849	362,558
Deferred underwriter fee payable	4,025,000	4,025,000
Extension loan	3,556,278	207,081
Working capital loans	477,548	2,545,838
Total liabilities	11,744,000	9,116,614

Commitments and Contingencies
Class A Common Stock subject to possible redemption;1,712,698 and 2,731,544 shares at redemption value of $11.22 and $10.53 per share as of September 30, 2023 and December 31, 2022, respectively	19,209,844	28,750,110

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 585,275 issued and outstanding, excluding 1,712,698 and 2,731,544 shares subject to redemption as of September 30, 2023 and December 31, 2022, respectively	59	59
Class B Common Stock, par value $0.0001; 10,000,000 shares authorized; 4,253,517 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	425	425
Additional paid-in capital	917,476	2,825,823
Accumulated deficit	(12,540,406)	(11,632,745)
Total Stockholders’ Deficit	(11,622,446)	(8,806,438)
Total Liabilities and Stockholders’ Deficit	$19,331,398	$29,060,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONEMEDNET CORPORATION

(F/K/A DATA KNIGHTS ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Formation and operating costs	$908,077	$467,223	$1,455,434	$1,771,902
Franchise tax expense	10,400	52,802	102,281	152,802
Loss from operation costs	(918,477)	(520,025)	(1,557,715)	(1,924,704)

Other income (expense):
Dividends, realized and unrealized gain in Trust Account	431,961	587,303	1,102,363	779,706
Change in fair value of warrant liabilities	(242,291)	(113,829)	(242,291)	4,243,893
Net income (loss) before provision for income taxes	$(728,807)	$(46,551)	$(697,643)	$3,098,895
Provision for income taxes	(87,713)	(106,724)	(210,017)	(106,724)
Net income (loss)	$(816,520)	$(153,275)	$(907,660)	$2,992,171

Weighted average shares outstanding of Class A Common Stock subject to redemption	2,166,749	11,500,000	2,541,210	11,500,000
Basic and diluted net income (loss) per common stock	$(0.12)	$0.01	$(0.12)	$0.20

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,838,792	3,460,275	4,838,792	3,460,275
Basic and diluted net income (loss) per common stock	$(0.12)	$0.01	$(0.12)	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONEMEDNET CORPORATION

(F/K/A DATA KNIGHTS ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2023	585,275	$59	4,253,517	$425	$2,242,253	$(11,632,745)	$(8,806,438)
Re-measurement of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(583,570)	—	(583,570)
Net Loss	—	—	—	—	—	(85,983)	(85,983)
Balance — March 31, 2023 (unaudited)	585,275	$59	4,253,517	$425	$2,242,253	$(11,718,728)	$(9,475,991)
Re-measurement of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(604,656)	—	(604,656)
Net Loss	—	—	—	—	—	(5,158)	(5,158)
Balance — June 30, 2023 (unaudited)	585,275	$59	4,253,517	$425	$1,637,597	$(11,723,886)	$(10,085,805)
Re-measurement of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(606,768)	—	(606,768)
Excise tax liability	—	—	—	—	(113,353)	—	(113,353)
Net Loss	—	—	—	—	—	(816,520)	(816,520)
Balance — September 30, 2023 (unaudited)	585,275	$59	4,253,517	$425	$917,476	$(12,540,406)	$(11,622,446)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2022	585,275	$59	2,875,000	$288	$—	$(8,609,810)	$(8,609,463)
Re-measurement of carrying value of Class A redeemable stock to redemption value	—	—	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	—	—	3,145,445	3,145,455
Balance — June 30, 2022 (unaudited)	585,275	$59	2,875,000	$288	$—	$(6,614,365)	$(6,614,018)
Re-measurement of carrying value of Class A redeemable stock to redemption value	—	—	—	—	—	(1,150,000)	(1,150,000)
Accretion of Class A common stocks at redemption value	—	—	—	—	—	(533,869)	(533,869)
Net income	—	—	—	—	—	(153,275)	(153,275)
Balance — September 30, 2022 (unaudited)	585,275	$59	2,875,000	$288	$—	$(8,451,509)	$(8,451,162)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONEMEDNET CORPORATION

(F/K/A DATA KNIGHTS ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended
	September 30,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$(907,660)	$2,992,171
Adjustments to reconcile net income to net cash used in operating activities:
Dividends, realized and unrealized gain in Trust Account	(1,102,363)	(779,706)
Change in fair value of warrant liability	242,291	(4,243,893)
Changes in operating assets and liabilities:
Prepaid expense	(21,600)	83,061
Accrued expenses	1,155,934	1,159,114
Franchise tax payable	(69,966)	(114,008)
Income tax payable	(94,833)	106,724
Net cash used in operating activities	(798,197)	(796,537)

Cash flow from investing activities:
Investment of cash in Trust Account	(1,010,440)	(2,300,000)
Cash withdrawn from Trust Account in connection with redemption	11,335,260	-
Interest withdraw from Trust Account	498,697	226,809
Net cash used in investing activities	10,823,517	(2,033,191)

Cash flow from financing activities:
Advances from related parties	(300)	—
Proceeds from working capital loan	270,467	300,000
Redemption of Class A common stock	(11,335,260)	-
Amount due to related parties	-	11,500
Proceeds from extension loans	1,010,440	2,300,000
Net cash provided by financing activities	(10,054,653)	2,611,500

Net change in cash	(29,333)	(218,228)
Cash at the beginning of the period	30,870	453,151
Cash at the end of the period	$1,537	$234,923

Supplemental disclosure of non-cash financing activities:
Re-measurement of Class A common stock subject to possible redemption	$1,794,994	$2,833,869
Excise tax liability accrued for Class A Common Stock subject to redemption	$113,353	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONEMEDNET CORPORATION

(F/K/A DATA KNIGHTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

OneMedNet Corporation (f/k/a Data Knights Acquisition Corp.) (the “Company”) was incorporated in Delaware on February 8, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period February 8, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, the Company has entered into a merger agreement (as described below), and continued a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $959,560 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2023, the Company has $1,537 of cash and a working capital deficit of $2,943,835.

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

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

On April 25, 2022, the Company, Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Data Knights, LLC, the Company’s sponsor (the “Sponsor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with OneMedNet Corporation, Inc., a Delaware corporation (the “Target”, and together with the Company and Merger Sub, the “Parties”) and Paul J. Casey, as seller representative (“Casey”). Pursuant to the Merger Agreement, upon the closing (the “Closing”) of the Business Combination, the Parties will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth in the Merger Agreement.

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

On November 11, 2022, at 10:00 a.m. ET, the Company held a virtual special meeting of its stockholders. At the special meeting, Company stockholders entitle to vote at the special meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account established in connection with the IPO if the Company has not completed its initial business combination, from November 11, 2022 to August 11, 2023 (or such earlier date after November 11, 2022, as determined by the Company Board). As a part of Special Meeting, the Company’s stockholders approved amendments to its second amended and restated certificate of incorporation (the “Extension Amendment”) and the investment management trust agreement (the “Trust Agreement”) between Continental Stock Transfer & Trust Company, as trustee (“Continental”), and the Company governing the trust account (the “Trust Account”) established in connection with the Company’s initial public offering dated May 11, 2021 (the “Trust Amendment”), which together allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, shall cause $0.045 per outstanding share of the Company’s Class A Common Stock, or approximately $122,920, to be deposited in the Trust Account.On July 12, 2023, the Company elected to exercise its ninth of nine one-month extension to the Termination Date, which extended its deadline to complete its initial business combination to August 11, 2023, by depositing $0.045 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $122,920, was deposited in the Trust Account.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

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

On August 11, 2023, at 1:00 p.m. ET, the Company held a virtual special meeting of its stockholders. At the Special Meeting, the Company stockholders entitled to vote at the Special Meeting cast their votes and approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 2 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond August 11, 2023 the date by which either the Company must have completed its initial business combination or Continental must liquidate the Trust Account established in connection with the IPO (the “Trust Account”). Following approval of the Trust Amendment Proposal by the Stockholders, the Company and Continental promptly entered into the Trust Agreement Amendment. At the Special Meeting, the Stockholders approved the Extension Amendment Proposal to amend Company’s Charter and authorized the Company to adopt and file the Amended Charter with the Secretary of State of Delaware, which the Company promptly filed following the Stockholders’ approval. The stockholders approved amendments to the Company’s charter and trust agreement allowing the Company to extend its termination date in a series of up to nine (9) one-month extensions until May 11, 2024 in exchange for depositing into its trust account (the “Trust Account”) with Continental Stock Transfer and Trust Company the lesser of $75,000 or $0.045 per share for each public share outstanding (the “Extension Amount”). In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 1,018,846 shares of Class A ordinary shares exercised the right to redeem such shares for cash.

On August 11, 2023, the Company deposited $75,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 11, 2023 to September 11, 2023 (the “Extension”). The Extension is the first of nine (9) one-month extensions permitted under the Company’s governing documents. As of September 30, 2023, the Company has executed two one-month extensions, out of the nine, resulting in deposits of approximately $150,000 into the Trust Account.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

Based on the above, the Company will have until May 11, 2024 to consummate a Business Combination. If the Company is unable to complete a Business Combination on May 11, 2024 at the election of the Company subject to satisfaction of certain conditions, including the deposit of up $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit), into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the shares of Class A Common Stock and the warrants that are included as components of the Private Placement Units. Such warrants will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Business Combination with OneMedNet

On November 7, 2023, the Company consummated its initial business combination (the “Business Combination”) with OneMedNet Solutions Corporation (formerly named OneMedNet Corporation), a Delaware corporation (“OneMedNet”), pursuant to an agreement and plan of merger, dated as of April 25, 2022 (the “Merger Agreement”), by and among the Company, Data Knights Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), OneMedNet, Data Knights, LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of the Company, and Paul J. Casey in his capacity as the representative of the stockholders of OneMedNet (“Seller Representative”).

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

On July 22, 2022, the Company filed a registration statement on Form S-4 (File No. 333-266274) (the “Form S-4”, as amended on September 20, 2022, November 10, 2022, January 3, 2023, February 3, 2023, April 11, 2023, July 5, 2023, August 2, 2023, August 8, 2023, August 29, 2023 and September 21, 2023) with the SEC, which includes the proxy statement/prospectus/information statement distributed to holders of the Company’s ordinary shares in connection with the Company’s solicitation for proxies for the vote by the Company’s stockholders in connection with the Business Combination and other matters as described in the Form S-4. The Form S-4 was declared effective by the SEC on September 22, 2023, and the definitive proxy statement/prospectus/information statement was mailed to the Company’s shareholders of record on the record date for voting on the Business Combination. The Business Combination closed on November 13, 2023. Effective November 7, 2023, the Company’s units ceased trading, and effective November 8, 2023, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “ONMD” and warrants began trading on the Nasdaq Capital Market under the symbol “ONMDW.”

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, whereby the Company is treated as the acquired company and OneMedNet is treated as the acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of OneMedNet issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Subsequent presentations of the results of operations presented for the period prior to the Business Combination will be for those of OneMedNet.

OneMedNet has been determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	OneMedNet’s existing stockholders have the greatest voting interest in the combined entity;
●	OneMedNet has the ability to nominate a majority of the initial members of the OneMedNet Board;
●	OneMedNet’s senior management is the senior management of the combined entity; and
●	OneMedNet is the larger entity based on historical operating activity and has the larger employee base.

Going Concern, Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, the Company had cash held outside of the Trust Account of $1,537 and $30,870, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination. As of September 30, 2023 and December 31,2022, the Company had working capital deficit of $3,057,188 and $1,945,267, respectively.

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

As of September 30, 2023 and December 31, 2022, we had investments of $19,308,261 and $29,029,416 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. For the nine months ended September 30, 2023, we withdraw $498,697 of interest earned on the Trust Account pay Delaware Franchise Tax and Income Tax. During the period ended December 31, 2022, we withdraw $299,601 interest earned on the Trust Account to pay Delaware Franchise Tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination, however this cannot be guaranteed. The Company will have until May 11, 2024 to consummate a Business Combination. If our initial business combination is not consummated by May 11, 2024, less than one year after the date the financial statements are issued, then our existence will terminate, and we will distribute all amounts in the trust account. The Company intends to complete a business combination before the liquidation date and no adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after such date. There can be no assurance that the Company will be able to consummate an initial business combination by May 11, 2024 and/or have sufficient working capital and borrowing capacity to meet its needs. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in August 2023; as a result, the Company recorded $113,353 excise tax liability as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $1,537 and $30,870 in cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On September 30, 2023, there are 585,275 shares of Class A Common Stock related to the Private Placement Units (Note 8) outstanding, which are not subject to redemption, and 1,712,698 shares of Class A Common Stock outstanding, which are subject to possible redemption.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2023 and 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

	For the Nine Months Ended
	September 30,
	2023	2022
Contingently redeemable Class A Common Stock – Opening Balance	$28,750,110	$117,300,000
Less:
Redemption of Class A Common Stock, including interest	(11,335,260)
Plus:
Re-measurement of carrying value to redemption value	1,794,994	2,833,869
Contingently redeemable Class A Common Stock - Ending Balance	19,209,844	120,133,869

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Redeemable Class A common shares
Numerator:
Net income (loss) allocable to common stock subject to possible redemption	$(252,542)	$(117,823)	$(312,541)	$2,300,089

Denominator: weighted average number of redeemable common share	2,166,749	11,500,000	2,541,210	11,500,000
Basic and diluted net income (loss) per redeemable common share	$(0.12)	$0.01	$(0.12)	$0.20

Non-redeemable Class A and Class B common shares
Numerator:
Net income (loss) allocable to common stock not subject to redemption	$(563,978)	$(35,452)	$(595,119)	$692,082

Denominator: weighted average number of non-redeemable common shares	4,838,792	3,460,275	4,838,792	3,460,275
Basic and diluted net income (loss) per non-redeemable common share	$(0.12)	$0.01	$(0.12)	$0.20

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023 and 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was (12.03)% and (229.26)% for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was (30.10)% and 3.44% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2023 and 2022, due to transaction costs and the valuation allowance on the deferred tax assets.

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

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

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

Promissory Note — Related Party

On February 8, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On June 1, 2021, the $78,925 outstanding under the promissory note was repaid in full. On September 30, 2023 and December 31, 2022, there is no amount outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On September 30, 2023 and December 31, 2022, there is $477,548 and $207,081 outstanding under the Working Capital Loans, respectively.

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

As described in Note 1, on August 11, 2023, the Stockholders of the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline by which it must complete its initial business combination by up to nine one-month periods from August 11, 2023. In connection with each such extension, Data Knights, LLC, the Company’s sponsor, caused approximately $75,000, deposited in the Trust Account in connection with the exercise of the monthly extension. In connection with each such extension, the Company will have until May 11, 2023 to consummate a Business Combination(see Note 10). On September 30, 2023 and December 31, 2022, there is $3,556,278 and $2,545,838 outstanding under the Extension Loan, respectively.

Administrative Services Arrangement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the three months ended September 30, 2023 and 2022, we have incurred $30,000 in fees under this agreement, respectively. For the nine months ended September 30, 2023 and 2022, we have incurred $90,000 in fees under this agreement, respectively.

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

At September 30, 2022 and December 31, 2022, the Company accounted for the aggregate 12,085,275 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 585,275 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 1,712,698 shares of Class A Common Stock issued and outstanding that were subject to possible redemption and 585,275 shares of non-redeemable Class A Common Stock issued and outstanding that were issued in connection with the private placement (Note 4).

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

Accordingly, at September 30, 2023 and December 31, 2022, there were 4,253,517 shares of Class B Common Stock issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30, 2023
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$19,308,261	$—	$—

Warrant Liabilities:
Public Warrants	$575,000	$—	$—
Private Placement Warrants	$—	$—	$29,849

	December 31, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Investments held in Trust Account	$29,029,416	$—	$—

Warrant Liabilities:
Public Warrants	$345,000	$—	$—
Private Placement Warrants	$—	$—	$17,558

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued initially and at each reporting period that the warrants were not actively traded, using a Monte Carlo simulation. As of September 30, 2023 and December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. Private Placement Warrants were valued using a Monte Carlo valuation model using level 3 inputs at initial valuation and as of September 30, 2023 and December 31, 2022.

At September 30, 2023 and December 31, 2022, assets held in the Trust Account were invested solely in Morgan Stanley Bank cash, bank deposit program and money market fund and BlackRock US Treasury mutual fund of $19,308,261 and $29,029,416, respectively.

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

NOTE 9. FAIR VALUE MEASUREMENTS (Continued)

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public warrants at each reporting period for its warrants that are not actively traded. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On June 22, 2021, the Public Warrants surpassed the threshold waiting period to be publicly traded. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of September 30, 2023 and December 31, 2022, the Company classified the Public Warrants as Level 1.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. For the three months ended September 30, 2023 and December 31, 2022, there were no transfers between levels.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2023	December 31, 2022
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$11.26	$10.44
Expected term (years)	5.61	5.12
Probability of Acquisition	2.10%	2.75%
Volatility	7.9%	4.2%
Risk-free rate	4.50%	3.91%
Dividend yield (per share)	$0.00	$0.00

The change in the fair value of the derivative warrant liabilities for the three months ended September 30, 2023 and 2022 is as follows:

	Private Warrants	Public Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$17,558	$345,000	$362,558
Change in valuation inputs or other assumptions(1)	12,291	230,000	242,291
Fair value as of September 30, 2023	$29,849	$575,000	$604,849

	Private Warrants	Public Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$251,668	$4,600,000	$4,851,668
Change in valuation inputs or other assumptions(1)	(117,640)	(2,645,000)	(2,762,640)
Fair value as of September 30, 2022	$134,028	$1,955,000	$2,089,028

(1)	Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liability in the consolidated statement of operations.

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

On October 12, 2023, the Company elected to exercise its eighth of third one-month extension to the Termination Date, which extended its deadline to complete its initial business combination to November 11, 2023, by depositing $75,000 into the Trust Account.

On October 17, 2023, the Company held a special meeting of its stockholders (the “Stockholders”) in lieu of the 2023 annual meeting of stockholders (the “Special Meeting”) in connection with the transactions contemplated by that certain Agreement and Plan of Merger dated April 25, 2022 (the “Merger Agreement”), by and among the Company, Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Data Knights, LLC, the Company’s sponsor, OneMedNet Solutions Corporation (formerly named OneMedNet Corporation), a Delaware corporation, (“OneMedNet”), and Paul J. Casey, as seller representative (such transactions, collectively, the “Business Combination”). At the Special Meeting, the Stockholders were asked to consider and vote on the proposals identified in the definitive proxy statement/prospectus that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 21, 2023 (the “Definitive Proxy”). Proposals 1 through 7 set forth below were approved:

-	Proposal 1: To approve an amendment to the Second Amendment to the Second Amended and Restated Certificate of Incorporation (the “Charter”) effective prior to the consummation of the Business Combination, to remove from the Charter the redemption limitation contained under Section 9.2(a) preventing the Company from closing a business combination if it would have less than $5,000,0001 of net tangible assets (the “NTA Proposal”).

-	Proposal 2: To approve and adopt the Merger Agreement and approve the transactions contemplated thereby (the “Business Combination Proposal”).

-	Proposal 3: To approve, for purposes of complying with Nasdaq Listing Rules 5635(a) and (b), the issuance of more than 20% of the issued and outstanding Class A common stock and the resulting change in control in connection with the Business Combination (the “Nasdaq Proposal”).

NOTE 10. SUBSEQUENT EVENTS (Continued)

-	Proposal 4: To approve the Third Amended and Restated Certificate of Incorporation, which shall become effective upon the closing of the Business Combination (the “Charter Amendment Proposal”), including (i) the addition of a supermajority voting requirement to amend the Surviving Corporation’s Bylaws, and (ii) the addition of a supermajority voting requirement to amend Articles V (Board of Directors), VI (Stockholders), VII (Liability and Indemnification; Corporate Opportunity), VIII (Business Combinations), IX (Exclusive Forum), and Article X (Amendments) to the Third Amended and Restated Certificate of Incorporation.

-	Proposal 4A: To approve the addition to Company’s Certificate of Incorporation of a super majority voting requirement to amend the Surviving Corporation’s Bylaws (the “Bylaw Amendment Requirement”), as contained in the Third Amended and Restated Certificate of Incorporation.

-	Proposal 4B: To approve the addition to the Company’s Certificate of Incorporation of a super majority voting requirement (the “Article Amendment Requirement”) to amend Articles V (Board of Directors), VI (Stockholders), VII (Liability and Indemnification; Corporate Opportunity), VIII (Business Combinations), IX (Exclusive Forum), and Article X (Amendments) of the Third Amended and Restated Certificate of Incorporation.

-	Proposal 5: To elect eight directors to serve on the Company’s board of directors following the consummation of the Business Combination until the 2024 annual meeting of Stockholders, in the case of Class I directors, the 2025 annual meeting of Stockholders, in the case of Class II directors, and the 2026 annual meeting of Stockholders, in the case of Class III directors, and, in each case, until their respective successors are duly elected and qualified (the “Director Election Proposal”).

-	Proposal 6: To approve the 2022 Equity Incentive Plan (the “Incentive Plan Proposal”).
-	Proposal 7: To approve adjourning the Special Meeting to a later date or dates, if necessary to permit further solicitation and vote of proxies if it is determined by the Company that more time is necessary or appropriate to approve one or more Proposals at the Special Meeting (the “Adjournment Proposal”).

In connection with the Special Meeting, certain Stockholders (the “Redeeming Stockholders”) holding 1,614,148 shares of Class A Common Stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds held by Continental Stock Transfer & Trust Company, as trustee (“Continental”) in the trust account established in connection with the Company’s initial public offering (the “Trust Account”). As a result, approximately $17.9 million (approximately $11.12 per share) will be removed from the Trust Account to pay the Redeeming Stockholders, and approximately $1.1 million will remain in the Trust Account.

On November 7, 2023, the Company consummated the Business Combination with OneMedNet pursuant to Merger Agreement, following the approval of the Business Combination at the Special Meeting. On November 7, 2023, at the closing of the Business Combination pursuant to the Merger Agreement, Merger Sub merged with and into OneMedNet with OneMedNet surviving the Merger, as a wholly-owned subsidiary of the Company, and the Company changed its name to “OneMedNet Corporation.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our,” or “we” refer to OneMedNet Corporation (f/k/a Data Knights Acquisition Corp.) The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

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

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B Common Stock resulted in the issuance of Class A Common Stock on a greater than one -to-one basis upon conversion of the Class B Common Stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Common Stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Initial Business Combination

The Merger Agreement

On February 11, 2022, we, Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Data Knights, LLC, the Company’s sponsor (the “Sponsor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with OneMedNet Corporation, Inc., a Delaware corporation (the “Target”, and together with the Company and Merger Sub, the “Parties”) and Paul J. Casey, as seller representative (“Casey”). Pursuant to the Merger Agreement, upon the closing of the transactions contemplated thereby (the “Business Combination”), we will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Target’s stockholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s stockholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement. The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Target’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the U.S. Securities and Exchange Commission (the “SEC”) requiring the Company to amend or supplement the Prospectus and Proxy Statement (as defined below); and (j) the receipt of certain closing deliverables.

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

Business Combination Period

At a special meeting of the Company’s stockholders held on November 11, 2022, the stockholders of the Company approved the First Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Initial Public Offering from November 11, 2022 up to nine (9) one-month extensions to August 11, 2023. In connection with approval of the First Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, the Sponsor caused $0.045 per outstanding share of Class A Common Stock, giving effect to redemptions made in connection with the special meeting, or approximately $122,920, to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date to December 11, 2022. Nine subsequent monthly extensions have since been exercised.

On August 11, 2023, the Company held a “Special Meeting”. At the Special Meeting, the Company stockholders entitled to vote at the Special Meeting (the “Stockholders”) cast their votes and approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 2 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond August 11, 2023 the date by which either the Company must have completed its initial business combination or Continental must liquidate the Trust Account established in connection with the IPO (the “Trust Account”). Following approval of the Trust Amendment Proposal by the Stockholders, the Company and Continental promptly entered into the Trust Agreement Amendment. The Company is able to extend its termination date in a series of up to nine (9) one-month extensions until May 11, 2024 in exchange for depositing into Trust Account with Continental Stock Transfer and Trust Company the lesser of $75,000 or $0.045 per share for each public share outstanding (the “Extension Amount”). Two subsequednt monthly extensions of $75,000 has been exercised on August 11, 2023 and September 11, 2023.

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 1,018,846 shares of Class A ordinary shares exercised the right to redeem such shares for cash.

On October 17, 2023, the Company held a special meeting of its stockholders (the “Stockholders”) in lieu of the 2023 annual meeting of stockholders (the “Special Meeting”) in connection with the transactions contemplated by that certain Agreement and Plan of Merger dated April 25, 2022 (the “Merger Agreement”), by and among the Company, Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Data Knights, LLC, the Company’s sponsor, OneMedNet Solutions Corporation (formerly named OneMedNet Corporation), a Delaware corporation, (“OneMedNet”), and Paul J. Casey, as seller representative (such transactions, collectively, the “Business Combination”). At the Special Meeting, the Stockholders were asked to consider and vote on the proposals identified in the definitive proxy statement/prospectus that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 21, 2023 (the “Definitive Proxy”). Proposals 1 through 7 set forth below were approved:

-	Proposal 1: To approve an amendment to the Second Amendment to the Second Amended and Restated Certificate of Incorporation (the “Charter”) effective prior to the consummation of the Business Combination, to remove from the Charter the redemption limitation contained under Section 9.2(a) preventing the Company from closing a business combination if it would have less than $5,000,0001 of net tangible assets (the “NTA Proposal”).

-	Proposal 2: To approve and adopt the Merger Agreement and approve the transactions contemplated thereby (the “Business Combination Proposal”).

-	Proposal 3: To approve, for purposes of complying with Nasdaq Listing Rules 5635(a) and (b), the issuance of more than 20% of the issued and outstanding Class A common stock and the resulting change in control in connection with the Business Combination (the “Nasdaq Proposal”).

-	Proposal 4: To approve the Third Amended and Restated Certificate of Incorporation, which shall become effective upon the closing of the Business Combination (the “Charter Amendment Proposal”), including (i) the addition of a supermajority voting requirement to amend the Surviving Corporation’s Bylaws, and (ii) the addition of a supermajority voting requirement to amend Articles V (Board of Directors), VI (Stockholders), VII (Liability and Indemnification; Corporate Opportunity), VIII (Business Combinations), IX (Exclusive Forum), and Article X (Amendments) to the Third Amended and Restated Certificate of Incorporation.

-	Proposal 4A: To approve the addition to Company’s Certificate of Incorporation of a super majority voting requirement to amend the Surviving Corporation’s Bylaws (the “Bylaw Amendment Requirement”), as contained in the Third Amended and Restated Certificate of Incorporation.

-	Proposal 4B: To approve the addition to the Company’s Certificate of Incorporation of a super majority voting requirement (the “Article Amendment Requirement”) to amend Articles V (Board of Directors), VI (Stockholders), VII (Liability and Indemnification; Corporate Opportunity), VIII (Business Combinations), IX (Exclusive Forum), and Article X (Amendments) of the Third Amended and Restated Certificate of Incorporation.

-	Proposal 5: To elect eight directors to serve on the Company’s board of directors following the consummation of the Business Combination until the 2024 annual meeting of Stockholders, in the case of Class I directors, the 2025 annual meeting of Stockholders, in the case of Class II directors, and the 2026 annual meeting of Stockholders, in the case of Class III directors, and, in each case, until their respective successors are duly elected and qualified (the “Director Election Proposal”).

-	Proposal 6: To approve the 2022 Equity Incentive Plan (the “Incentive Plan Proposal”).

-	Proposal 7: To approve adjourning the Special Meeting to a later date or dates, if necessary to permit further solicitation and vote of proxies if it is determined by the Company that more time is necessary or appropriate to approve one or more Proposals at the Special Meeting (the “Adjournment Proposal”).

In connection with the Special Meeting, certain Stockholders (the “Redeeming Stockholders”) holding 1,614,148 shares of Class A Common Stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds held by Continental Stock Transfer & Trust Company, as trustee (“Continental”) in the trust account established in connection with the Company’s initial public offering (the “Trust Account”). As a result, approximately $17.9 million (approximately $11.12 per share) will be removed from the Trust Account to pay the Redeeming Stockholders, and approximately $1.1 million will remain in the Trust Account.

On November 7, 2023, the Company consummated the Business Combination with OneMedNet pursuant to Merger Agreement, following the approval of the Business Combination at the Special Meeting. On November 7, 2023, at the closing of the Business Combination pursuant to the Merger Agreement, Merger Sub merged with and into OneMedNet with OneMedNet surviving the Merger, as a wholly-owned subsidiary of the Company, and the Company changed its name to “OneMedNet Corporation.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $816,520, which consists of realized and unrealized gain and dividends of $431,961, offset with operating expense of $908,077 and franchise tax expense of $10,400 and income tax provision of $87,713.

For the three months ended September 30, 2022, we had a net income of $(46,551), which consists of unrealized gain from marketable securities held in the Trust Account of $587,303, change in fair value of warrant liabilities of $(113,829) and offset by operating costs of $520,025.

For the nine months ended September 30, 2023, we had a net loss of $907,660, which consists of realized and unrealized gain and dividends of $1,102,363, offset with operating expense of $1,455,434 and franchise tax expense of $102,281 and income tax provision of $210,017.

For the nine months ended September 30, 2022, we had a net income of $2,992,171, which consists of unrealized gain from marketable securities held in the Trust Account of $779,706, change in fair value of warrant liabilities of $4,243,893 and offset by operating costs of $1,924,704.

Going Concern, Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash of $1,537 and $30,870 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

For the nine months ended September 30, 2023, cash used in operating activities was $798,197.

For the nine months ended September 30, 2022, cash used in operating activities was $796,537.

As of September 30, 2023 and December 31, 2022, we had investments of $19,308,261 and $29,029,416 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. For the nine months ended September 30, 2023 and 2022, we withdraw $498,697 and $266,810 of interest earned on the Trust Account pay Delaware Franchise Tax and Income Tax, respectively. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination; however, this cannot be guaranteed. The Company will have until May 11, 2024, subject to nine one-month extensions, to consummate a business combination. If our initial business combination is not consummated by May 11, 2024, less than one year after the date the financial statements are issued, then our existence will terminate, and we will distribute all amounts in the trust account. The Company intends to complete a business combination before the liquidation date, and no adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after such date. There can be no assurance that the Company will be able to consummate an initial business combination by May 11, 2024 and/or have sufficient working capital and borrowing capacity to meet its needs. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the nine months ended September 30, 2023 and 2022, we have incurred $90,000 in fees under this agreement, respectively.

The underwriters are entitled to a deferred fee of $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Accounts solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Related Party Transactions

Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of September 30, 2023 and December 31, 2022, we had $477,548 and $207,081 in Working Capital Loans outstanding, respectively.

Extension Loan

As discussed above, on November 11, 2022, we held a special meeting of stockholders to seek stockholder approval of certain proposals to extend the date by which we must consummate a business combination from November 11, 2022 to August 11, 2023 subject to nine one-month extensions (each an “Extension”), each of which Extensions requiring us to cause to be deposited into the Trust Account an amount equal $0.045 per unit sold in the Initial Public Offering (each such deposit an “Extension Payment”). On August 11, 2023, we held a special meeting of stockholders to seek stockholder approval of certain proposals to extend the date by which we must consummate a business combination from August 11, 2023 to May 11, 2024 subject to nine one-month Extension, each of which Extensions requiring us to cause to be deposited into the Trust Account an amount lesser of $75,000 or $0.045 per share for each public share outstanding (the “Extension Amount”).

In connection with the Extensions, the Sponsor agreed to loan us of the funds to make the associated Extension Payments (the “Extension Loans”). As of September 30, 2023 and December 31, 2022, we had $3,556,278 and $2,545,838 in Extension Loans outstanding, respectively.

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

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, there were 2,297,973 shares of Class A Common Stock outstanding, excluding 1,712,698 shares of Class A Common Stock are subject to possible redemption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, due to the previously disclosed material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments and the failure to properly account for and disclose such instruments, in addition to a material weakness in internal control related to the lack of review controls over financial reporting, required filings and related disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2023, due to the material weakness in our internal control over financial reporting relating to the Company’s accounting for complex financial instruments and related disclosure in addition to a material weakness in internal control related to the lack of review controls over financial reporting, required filings and related disclsoures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

Management noted a lack of review controls over the financial accounting close, required filings and reporting process that resulted in an erroneously filed Quarterly Report on Form 10-Q which is being corrected with this amended filing.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from the Public Offering

None.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated April 25, 2022, by and among the Company, Data Knights Merger Sub, Inc., Data Knights, LLC, OneMedNet Solutions Corporation, and Paul J. Casey (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on November 13, 2023)
10.1	Amendment No. 2 to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on August 11, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEMEDNET CORPORATION

Date: December 15, 2023	/s/ Paul J. Casey
	Name:	Paul J. Casey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2023	/s/ Lisa Embree
	Name:	Lisa Embree
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

