Form 10-K/A
period 2023-12-31
OneMedNet Corp
filed 2024-11-05
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2024, the aggregate market value of the common equity of the registrant held by non-affiliates was $9.7 million (based on the closing sales price of the shares of common stock on June 28, 2024, of $0.98).

As of October 31, 2024, there were there were 28,175,172 shares of common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of preferred stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

OneMedNet Corporation (f/k/a Data Knights Acquisition Corp.), a Delaware corporation, is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K/A for the year ended December 31, 2023 (as so amended, the “Amended Form 10-K/A”), as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2024 (the “Original Form 10-K”), to restate the Original Form 10-K in its entirety, including to restate its consolidated financial statements, including the notes thereto, for the years ended December 31, 2023 and 2022, contained in the Original Form 10-K, and to replace the Report of Independent Registered Public Accounting Firm prepared by BF Borgers CPA PC (“BF Borgers”) included in the Original Form 10-K with the Report of Independent Registered Public Accounting Firm from WithumSmith+Brown, PC (“Withum”) included in this Amendment. This Amendment is being filed as a result of the order on May 3, 2024, suspending BF Borgers from appearing and practicing as an accountant before the SEC and to correct errors in the Original Form 10-K with Withum engaged to replace BF Borgers as its independent registered public accounting firm.

This Form 10-K restates the 2023 Original Form 10-K and related disclosures arising from improper accounting for convertible notes, warrants, stock-based compensation expense, and the de-SPAC transaction including associated liabilities and recapitalization, and the related reaudit of the Company’s fiscal years 2023 and 2022 financial statements.

The Company determined that the 2023 and 2022 audits performed by BF Borgers should not be relied upon, and the Company engaged Withum to reaudit the 2023 and 2022 financial statements.

In the course of the 2023 and 2022 reaudits, procedures were applied that led the Company to believe sufficient audit procedures were not performed by BF Borgers when auditing the 2023 and 2022 financial statements.

For the years ended December 31, 2023 and 2022, management applied accounting procedures to examine the historical accounting for its convertible notes, warrants, stock-based compensation expense, and the de-SPAC transaction including associated liabilities and recapitalization. Given the combined auditing engagement for 2023 and 2022, the Company recorded adjustments as of December 31, 2023 and at December 31, 2022. As a result, our previously issued 2023 and 2022 financial statements included in the Original Form 10-K should no longer be relied upon .

The Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

As used in this Amended Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “ONMD,” “OneMedNet” and the “Company” refer OneMedNet Corporation (f/k/a Data Knights Acquisition Corp.), a Delaware corporation, and its consolidated subsidiaries following the effective time of the business combination between Data Knights Acquisition Corp. (“Data Knights”) and OneMedNet Corporation (“Legacy ONMD”) (the “Business Combination”) pursuant to an agreement and plan of merger, dated April 25, 2022 (the “Merger Agreement”), by and among Data Knights, Data Knights Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Data Knights (“Merger Sub”), Legacy ONMD, Data Knights, LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) and Paul Casey, in his capacity as the Seller Representative, that closed on November 7, 2023.

ONEMEDNET CORPORATION

ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements that we make from time to time, including statements contained in this Amended Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Amended Form 10-K are forward-looking statements. The forward-looking statements in this Amended Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs.

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Amended Form 10-K include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, and operating expenses.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Amended Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Amended Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Amended Form 10-K to conform these statements to actual results or to changes in our expectations.

You should read this Amended Form 10-K and the documents that we incorporate by reference in this Amended Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements including those described in the “Risk Factors” section of this Amended Form 10-K beginning on page 18 and elsewhere in this Amended Form 10-K.

PART I

Item 1. Business

Company Overview

OneMedNet is a global provider of clinical imaging innovation and curator of regulatory-grade Imaging Real World Data (“iRWDTM”) OneMedNet’s innovative solutions connect healthcare providers and patients satisfying a crucial need within the life sciences field offering direct access to clinical images and the associated contextual patient record. OneMedNet’s innovative technology proved the commercial and regulatory viability of imaging Real World Data (as defined below), an emerging market, and provides regulatory-grade image-centric iRWDTM that exactly matches OneMedNet’s life science partners case selection protocols and paves the way for Real World Evidence (as defined below).

OneMedNet was founded to solve a deficiency in how clinical images were shared between healthcare providers. This resulted in OMN’s initial product BEAMTM image exchange that enabled the successful sharing of images for more than a decade with OMN’s largest customer being the Republic of Ireland.

OneMedNet continued to innovate by responding to the demand for and utilization of Real World Data (as defined below) (“RWD”) and Real World Evidence (RWE), specifically data that focused on clinical images with its associated contextual clinical record. We were able to leverage internal technological competencies along with OneMedNet’s formidable healthcare provider installed base from its first product with BEAMTM to become the first RWD solution for life science companies with its launch of iRWDTM in 2019.

OneMedNet provides innovative solutions that unlock the significant value contained within clinical image archives. With a growing federated network of 95+ healthcare facilities, OneMedNet has the immediate ability to quickly search and extensively curate multi-layer data from a federated group of healthcare facilities. The term “healthcare facilities” refers specifically to the hospitals, integrated delivery networks (“IDNs”) and imaging centers that provide imaging to OneMedNet, which represent the core source of our data. At present, OneMedNet works with more than 95 facilities who provide regulatory grade imaging to us. OneMedNet has access to these more than 95 facilities because these contracted facilities have more than 200 locations among them including offices and clinics, which in total generates regulatory grade imaging from more than 200 customers. Among these customers, all are data providers, and some are data purchasers.

Initially, it was all about solving the diverse access needs of patient care providers. This focus systematically evolved to addressing the rapidly growing needs of image analysis and researchers, clinicians, regulators, scientists and more. The federated network allows OneMedNet to access the following data to provide to research as RWD.

Real World Data is any data that is collected in the context of the routine delivery of care, in contrast to data collected within a clinical trial where study design controls variability in ways that are not representative of Real World care and outcomes.

A key component driving its mission is that OneMedNet believes we have a unique opportunity to affect a material positive impact on the lives of tens of millions of people while improving our customers’ business productivity. First and foremost, OneMedNet’s iRWDTM offering plays a significant role in enabling life science companies to bring safer and more effective patient care to market sooner. Using our highly curated de-identified clinical data in our iRWDTM offering in life science product development, validation, and regulatory approval processes, life science companies contribute to patient care advancements in more meaningful ways. Moreover, life sciences improve life science companies’ product development and validation processes, which benefits all parties.

Significant documentation exists that shows that Real World Data can provide expanded insights across broader and more representative patient populations. For this reason, the Food and Drug Administration (“FDA”) has instituted Real World Data guidelines for regulatory approvals. Utilization of highly reliable and quality Real World Data that strictly adheres to all of the very specific data stratification requirements can supplement or supplant clinical trials.

OneMedNet covers the complete value chain in imaging Real World Data; it begins with our 10+ year federated network of providers and is supported by a multi-faceted data curation process managed by an expert in-house clinical team. Additionally, we work hand-in-hand with our life science partners regarding the case selection protocol and, when required, producing case report forms for regulatory clearance. We are focused on delivering value by supporting life science advancements with OneMedNet’s iRWDTM which holds the key to unlocking boundless patient care advances. We believe we unleash the power of research-grade image-centric iRWDTM that is curated to meet every cohort requirement and stand up to the rigors of prospective clinical trials.

Today, life science companies, including pharmaceutical companies, artificial intelligence (“AI”) developers, medical device businesses, and clinical research organizations, share the same widespread challenge in obtaining insight-rich, high-quality patient data that explicitly matches their precise cohort specifications. A substantial portion of patient diagnosis involves clinical imaging, and approximately 90% of healthcare data, by size, is associated with imaging. Historically, much of imaging value has been derived from its initial review, and further gains from the image archives have been very limited.

We help providers to “Unlock the Value in Imaging Archives.”TM By utilizing OneMedNet’s iRWDTM offering, providers can greatly improve their research efforts with streamlined data access. Health care providers such as hospitals, clinics, and imaging centers can also accelerate life science patient care innovations by sharing de-identified data in a well-defined and de-identified and secure manner. In return for doing so, income is generated and applied to critical and possibly unfunded provider projects.

The OneMedNet Difference

We believe OneMedNet has been a leader in the business of extracting, securing, and transferring medical data for 10+ years. Doing so requires specialized expertise in:

●	Compliance (HIPAA (as defined below), GDPR, 21 CFR Part11)

●	Advanced privacy & security measures

●	Clinical patient condition(s) and hospital processes

●	Radiology interpretation

●	AI/ML (Artificial Intelligence and Machine Learning) technology

Attaining in-house expertise in all essential elements is a challenge and we believe deters many organizations from attempting such a venture. We take pride in this ambitious achievement - while continually working to maintain state-of-the-art expertise. OneMedNet strictly adheres to the highest level of professional and ethical standards and applicable regulations throughout all interactions and activities.

We believe OneMedNet is a leader in the field of regulatory-grade imaging RWD curators. Doing so requires specialized expertise in AI/ML technology, data privacy/security, as well as expertise in clinical patient condition(s) and healthcare record keeping. Having, or achieving, expertise in all essential disciplines is a challenging achievement. OneMedNet had a significant head start with our clinical image exchange solution which served to launch the Company over a decade ago. All data remains “native” within the federated OneMedNet iRWDTM provider network - meaning all the data remains locally onsite until specific de-identified data is licensed for a particular life science research opportunity.

OneMedNet’s Competitive Advantages

We believe that OneMedNet iRWDTM offers the best of advanced technology, clinical expert curation, and service. Medical imaging and associated clinical data are indexed at each network site using state-of-the-art AI/ML technology. This typically includes electronic health records (“EHR”), radiology, cardiology, lab, pathology and more. Our in-house clinical team performs intensive curation of the data so that results meet the specifications and requirements of life science Data Collection Protocol (“DCP”) - regardless of the complexity.

We believe that OneMedNet unlocks the value in imaging and EHR data in the following three principal ways:

●	Regulatory Grade - Our imaging results serve as proof of effectiveness for regulatory agencies, meeting requirements for quality & diversity.

●	On Demand - Our powerful indexing platform accesses and harmonizes complete patient profiles across fragmented data silos, delivering images and records on-demand.

●	Expertly Curated - We curate to the most stringent multi-level stratified requirements, providing unmatched data accuracy and completeness.

OneMedNet’s data is fully de-identified using a multi-step quality control process and goes beyond protected health information (“PHI”) to include personally identifiable information (“PII”), site identifiable information, and more. Importantly, life science users receive the data in the exact format that they require. No data sifting or manipulation is needed. The data is simply ready for use. Moreover, OneMedNet has the unique combination of knowledge, tools, and experience to:

●	Access and harmonize complete patient profiles across fragmented data silos;

●	Provide unmatched data accuracy and completeness;

●	Ensure the security and privacy of patients’ PHI;

●	Imaging RWD is our singular passion and focus and no one does it better.

Finally, OneMedNet has a team of highly experienced and clinically trained data curators. This team appreciates the complexity and criticality of clinical data and can effectively communicate with both providers and life science specialists.

Industry Background

A 2016 analysis published in the Journal of Health Economics and authored by the Tufts Center for the Study of Drug Development placed the cost of bringing a drug to market, including post-approval research and development, at a staggering $2.87 billion. Meanwhile, a 2018 study from the Tufts Center for the Study of Drug Development noted that the timeline for new drug development ranged from 12.8 years for the average drug to 17.2 years for ultra-orphan drugs that only affect several hundred patients. This places the onus on life science organizations to find ways to deliver treatments to patients faster - especially those who cannot wait 17 years for a potentially life-saving treatment. Knowing how a medicinal product is actually used by patients can help stakeholders across the healthcare ecosystem make important and potentially life-saving real-time decisions.

Real World Data is observational data typically gathered when an approved medical product is on the market and used by “real” patients in real life, as opposed to clinical trials or real world images for real patients. The FDA cites several potential sources of Real World Data, including EHR, claims, and disease and product registries. There are multiple types of data including structured and unstructured data, clinical and billing data, transactional and claims data, patient-generated data, and data gathered from additional sources that can shed light on a patient’s health status and more. As reliance on healthcare data grows exponentially, OneMedNet has observed that the reliance on information has increased coming from multiple additional sources including EHR, claims, registries, clinical trials, patient and provider surveys, wearable devices and more. These additional sources include the internet of things (“IoT”), social media forums and blogs. Real World Data has the potential to break down inefficiencies and fill gaps in information silos among stakeholders throughout the healthcare ecosystem of providers, payers, manufacturers, government entities and patients. This information sharing, in turn, enables all parties to derive new insights, support value-based care and deliver better health outcomes.

Commercializing a drug requires its developer to harness various sources of Real World Data to identify patient populations and refine sales and marketing strategies for those populations among many other undertakings. Historically, this practice involved purchasing large amounts of data from data aggregators or data platforms, if not directly from the source itself, sometimes without much knowledge about the quality of the data. Preparing this data for analysis is both expensive and time-consuming; thus, many organizations would outsource the process to consultants or third-party vendors. Moreover, the process of preparing this data for analysis by untrained consultants can yield a static analysis that is difficult to modify or rerun in response to follow-up questions or potential discrepancies.

Definitions of Real World Data and Real World Evidence

Real World Data has become a powerful tool in the life sciences industry. After decades of relying on clinical data as the gold standard for decision making, industry leaders now recognize how data collected in the real world adds valuable context and insight to their efforts. From identifying unmet medical needs and defining the patient journey, to supporting regulatory submissions, proving value to payers, and shaping market strategies, Real World Data adds value at every stage of the drug development lifecycle. Real World Data also sets the foundation for Real World Evidence, and while the terms are often used interchangeably, they are distinct, and they are changing health care. Here’s how it happens:

1.	First, Real World Data are data relating to patient health status and/or the delivery of health care routinely collected from a variety of sources. Real World Data is aggregated and transformed such as through OneMedNet’s robust analytics. Real World Data are the data relating to patient health status and/or the delivery of health care routinely collected from a variety of sources. There are many different types, sources and uses of Real World Data, for example:

●	Clinical Data - For example, clinical data from EHR and case report forms (“eCRF”) including biopsies and other pathology tests, diagnostic imaging, social determinants of health, cancer organoids, which provide patient demographics, family history, comorbidities, procedure and treatment history, and outcomes.

●	Patient Generated Data - For example, patient-generated data from patient-reported outcome surveys, which data provide insights directly from the patient and help researchers understand what happens outside of clinic visits, procedures, and hospital stays.

●	Cost and Utilization Data (Qualitative Studies) - For example, cost and utilization data from claims and public datasets, which data provides information regarding healthcare services utilization, population coverage, and prescribing patterns.

●	Public Health Data - For example, public health data from various government data sources, which add critical information to enable stakeholders to best serve the needs of the populations they serve.

The availability of medical imaging in Real World Data such as that provided by OneMedNet is facilitated by the development of digital image analysis to increase the accuracy of diagnostics and conduct passive screening on large databases of medical images using AI algorithms such as those applied by OneMedNet. Algorithms can also help identify additional diagnostic tests of value from medical images with pathology.

Real World Evidence is the clinical evidence regarding the usage and potential benefits or risks of a medical product derived from analysis of Real World Data, as defined by the FDA. Real World Evidence can be generated by different study designs or analyses, including but not limited to randomized trials, including large simple trials, pragmatic trials, and observational studies (prospective and/or retrospective). The difference in Real World Evidence and Real World Data focuses on the end use case. Real World Data can take the form of claims, EHR, labs, data etc. Often this insight is used to better understand a patient’s journey or a natural history of a disorder (how does a disease progress if left untreated.)

Real World Evidence in contrast builds upon many of these data sets and prepares them for submission, as part of regulatory review such as to the FDA or the European Medicines Agency (“EMA”), for example, in support of a customer’s clinical trial application. When data and, in particular, imaging data is submitted to the FDA, the agency requires the following:

●	Guard against bias - evidence must align with the patient population being studied - expectations focus on the similar patient demographics, comorbidities, disease severity, etc.;

●	Traceability - confirm the chain of custody, the source of the data is known and can be validated if required; and

●	Go-forward basis - regulatory agencies seek evidence that aligns with the trial’s timeframe and, when possible, collect evidence that mirrors the clinical trial’s timeline.

One area where Real World Evidence has been relied on heavily relates to oncology approvals. The FDA’s Oncology Center of Excellence presented an analysis of this at the American Society of Clinical Oncology in 2021, looking at oncology applications containing Real World Data and Real World Evidence. That analysis looked at 94 applications that were submitted from 2011–2020 and showed that inclusion of Real World Data to support regulatory decision-making has increased dramatically over that period. In 2020 alone, there were 28 submissions for oncology products that contained Real World Data. Outside of the oncology context, probably the most notable recent example of an approval relying on Real World Evidence is the FDA’s July 2021 approval of a new indication for Astella Pharma Inc.’s’ drug program (or tacrolimus) for the prevention of organ rejection in lung transplant patients. The approval there was based on a non-interventional study providing Real World Evidence of effectiveness. FDA’s press release announcing the approval noted that the approval was “significant because it reflects how a well-designed, non-interventional study relying on fit-for-purpose Real World data, when compared to a suitable control, can be considered adequate and well-controlled under FDA regulations.”

An additional recent approval of note was the FDA’s December 2021 approval of the supplemental BLA (Biological License Application) for Orencia® to prevent graft versus host disease. The application included data from a randomized clinical trial, with additional evidence of effectiveness provided by a registry-based clinical study that was conducted using Real World data from the Center for International Blood and Marrow Transplant Research. That registry study analyzed outcomes of 54 patients treated with Orencia® for the prevention of graft versus host disease, in combination with standard immunosuppressive drugs, versus 162 patients treated with the standard immunosuppressive drugs alone, and showed efficacy in that indication.

AI is employed in Real World Data to enhance data anomaly detection, standardization, and quality checking at the pre-processing stage. AI is expected to offer pharma and biotech companies the ability to increase meaningful Real World Evidence output, decrease time to insights, and make the most of the available vast data sources. A Real World Evidence technology platform that delivers smart data processing, analysis, and outcomes offers an unparalleled opportunity to capitalize on these computing advancements.

When used as part of an overall comprehensive Real World Evidence strategy, AI innovations can enhance drug development, improve patient treatment and access, and drive valuable new business opportunities.

In post-marketing studies, adverse events reporting is an area where AI is used, creating greater automation and efficiency in historical data sets. Techniques like natural language processing (“NLP”) enable AI to scan tens of thousands of records and quickly find adverse event details. AI-integrated analytics and automation provide access to crucial insights from historical clinical trial Real World Data and Real World Evidence, expanding end-to-end clinical trial capabilities:

●	Data ingestion - publicly/historically available Real World Data

●	Text extraction - NLP used to extract key entities from clinical trial documents

●	Data transformation & standardization - data standardization using pre-built models

●	AI model deployment - predicting trial design impacts on costs, feasibility, cycle times, and quality risk

AI is driving ground-breaking leaps in protein structure identification, and advances in regulations are providing healthcare research organizations with access to Real World data to accelerate clinical trial processes. We believe that AI-enabled technologies have unparalleled potential to offer innovative trial design and collection, organizing, and analyzing the increasing amount of data generated by clinical trials. AI has many applications in clinical trials, both short and long-term. AI technologies make possible innovations crucial for transforming clinical trials, such as seamlessly combining Phases I and II, developing novel patient-centered endpoints, and collecting and analyzing Real World Data.

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

Digital image analysis can be used to support research and development by analyzing large volumes of tissue specimens or other medical images to run molecular screens that model biomarkers and treatment responses by transplanting a portion of a patient’s tumor into humanized mice or 3D tissue cultures derived from stem cells that resemble miniature organs. These models allow researchers to conduct controlled laboratory experiments that can inform treatment approaches and link predicted treatment response to actual clinical outcomes by linking this data to EHR, claims, and other sources of Real World Data. Similarly, preclinical studies can be informed by safety assessments conducted in animal models or studies of animal molecular biomarkers or anatomic abnormalities to minimize the burden on human study participants. Findings can also inform clinical trial optimization by stratifying participants according to predicted response and determining appropriate eligibility criteria.

2.	Second, Real World Evidence is the clinical evidence about the usage and potential benefits or risks of a medical product derived from analysis of Real World Data. Real World Evidence provides clinically-rich insights into what actually happens in everyday practice and why. The U.S. Federal Food, Drug, and Cosmetic Act of 1938 (“FD&C Act”) defines Real World Evidence as “data regarding the usage, or the potential benefits or risks, of a drug derived from sources other than traditional clinical trials.” In developing its Real World Evidence program, the FDA believes it is helpful to distinguish between the sources of Real World Data and the evidence derived from that data.

Evaluating Real World Evidence in the context of regulatory decision-making depends not only on the evaluation of the methodologies used to generate the evidence but also on the reliability and relevance of the underlying Real World Data; these constructs may raise different types of considerations. Real World Evidence refers to evidence about the risks and benefits of a product derived from analysis of the Real World Data. For example, the FDA has used Real World Data and Real World Evidence, derived from its Sentinel System, the largest multisite distributed database in the world dedicated to medical product safety, for monitoring the safety of regulated products, in place of post-marketing studies. It has carried this out for nine potential safety issues involving five products.

Real World Evidence is the clinical evidence regarding the usage and potential benefits or risks of a medical product derived from analysis of Real World Data. Real World Evidence can be generated by different study designs or analysis, including but not limited to, randomized trials, including large simple trials, pragmatic trials, and observational studies (prospective and/or retrospective).

Unlike traditional clinical trials, where necessary data elements can be curated and collection mandated, the creation of Real World Evidence requires assessing, validating and aggregating various, often disparate, sources of data available through routine clinical practice. Real World Evidence is used by different stakeholders in many different ways.

●	It gives life sciences companies insight into how their drugs are being used.
●	It helps providers improve the delivery of care.
●	It enables regulatory authorities to monitor post-market safety and adverse events.
●	It helps payers assess outcomes from treatments.

From Real World Data to Real World Evidence

The creation of Real World Evidence requires a combination of high-powered analytics, a validated approach and a robust knowledge of available Real World Data sources (e.g., what data is captured within existing quality registries, what data can be captured through EHR and case report forms or claims, and which patient organizations capture data on relevant patient cohorts). This process includes several steps, which are summarized here:

1.	Defining a study protocol answering relevant clinical questions.

2.	Defining which data elements can be collected from which Real World Data sources.

3.	Establishing data capture arrangements and protocols with existing Real World Data sources.

4.	Blending disparate data sources through probabilistic record matching algorithms.

5.	Validating and supplementing blended data through editable eCRFs.

6.	Defining and calculating clinically relevant outcomes and measures.

7.	Appropriately assessing and controlling for variability in data quality, availability and confounding patient factors affecting measured outcomes.

8.	Real World Evidence can provide a holistic view of patients that in many cases cannot be studied through traditional clinical trials.

Real World Evidence has been proven to fill a gap between research (what we learn) and everyday practice (what we do) in healthcare, and it creates a difference between what is expected to happen and what really happens. Driving measurable improvements in healthcare requires us all to be rooted in the reality of what actually happens before, during, and after clinical procedures, interventions, and office visits. Real World Evidence fills those gaps and documents the truth by establishing definitively what really happens when doctors treat a wide range of patients that do not look like the homogeneous patient groups in a clinical trial. Because of this, Real World Evidence serves many uses and provides many benefits across the healthcare ecosystem.

As more countries battle to contain healthcare costs, and as the population ages and the number of patients with chronic diseases increases, the need to remove inefficiencies and upgrade the delivery of coordinated care that improves outcomes is more pressing. At the same time, life sciences companies are facing tumultuous times. Industry globalization, the end of the blockbuster era, and an increasingly complex regulatory environment all add to the difficulty of bringing products to market. And across the board, companies are moving toward a patient-centric and outcome-focused model. In this environment, Real World Evidence can be transformative for the industry when Real World Data is combined with the right technology framework and the regulatory intelligence to make sense of it. As data is consumed across life sciences in different ways and by different stakeholders, it can provide valuable insights and “evidence” across the product life cycle. In addition, stakeholders across the healthcare ecosystem use this new knowledge to support decision-making and improve safety and effectiveness, and ultimately, patient outcomes.

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

The benefits of Real World Evidence derived from Real World Data are increasingly being recognized by regulatory authorities. The FDA released a framework for using Real World Evidence to support the process of drug regulation and submission. This is a major step toward recognizing that clinical trials, while still relevant, are not the only way to assess the efficacy and safety of a product. Indeed, the FDA is soon expected to conduct its first full post-market safety approval using only Real World Evidence.

Real World Evidence is now accepted as a reliable source of information for regulatory decision making in certain circumstances. A primary rationale for the FDA to use Real World Evidence is to help support the approval of a new or extended use for a drug approved under the FD&C Act and to help support or satisfy post-approval study requirements always with the condition that the data quality is up to the standard required. In a recent statement, the FDA even noted how new tools for capturing data in the post-market period, including more sophisticated use of Real World Data and Real World Evidence are providing new approaches to address important questions about the safety and benefits of new drugs in real world settings and that these approaches have the potential to do to so more rapidly and with greater efficiency than traditional methods.

Why Do We Need Real World Evidence?

There is a gap between research (what we learn) and everyday practice (what we do) in healthcare, and it creates a difference between what is expected to happen and what really happens. But it is what really happens that matters. Driving measurable improvements in healthcare requires us all to be rooted in the reality of what actually happens before, during, and after clinical procedures, interventions, and office visits. Real World Evidence is here to fill those gaps and root us in truth. It tells us what really happens when doctors treat a wide range of patients that don’t look like the homogeneous patient groups in a clinical trial. Because of this, Real World Evidence serves many uses and provides many benefits across the healthcare ecosystem.

Uses of Real World Evidence in Pharmaceutical and Device Companies

Pharmaceutical and medical device companies are major consumers of Real World Evidence, as it can provide value across the entire product lifecycle. Real World Evidence plays an important role for research across the product lifecycle for both pharmaceutical and device companies. It can inform pre-trial study design by helping researchers identify potential patients and create proper inclusion criteria for clinical trials. Much of medical innovation is driven by traditional clinical trials, where new pharmaceuticals and devices are rigorously studied and tracked before they can be sold and widely distributed.

Although clinical trials are incredibly important to determine the safety and efficacy of new technologies, when compared to Real World Evidence, they do have some limitations. For example, a traditional clinical trial can have strict inclusion criteria that makes it challenging for providers to accurately extrapolate the results of a clinical trial to a broader population. Clinical trial participation is often limited by who the study administrators are able to recruit, and various demographics are often not able to participate. This again challenges the generalizability of clinical trial results across patient populations. Real World Evidence can help overcome the limitations of clinical trials by providing information about a broader cross-section of society. This can help clinicians, researchers, and industry partners better understand their products and how they work.

Once a product is approved and marketed, Real World Evidence assists pharmaceutical or medical device companies understand their products’ relative safety, effectiveness, value, off-label use and more. This post-market surveillance, or post-marketing surveillance, is valuable to stakeholders across the healthcare industry.

The AI-enabled patient enrichment and recruitment process can improve suitable cohorts and increase clinical trial effectiveness, data management, analysis, and interpretation of multiple Real World Data sources, including EHR and medical imaging data. This presents a unique opportunity for NLP to perform the sophisticated analysis necessary to combine genomic data with electronic medical records (“EMR”) and other patient data, present in various locations, owners, and formats - from handwritten paper copies to digital medical images - to surface biomarkers that lead to endpoints that can be more efficiently measured, and thereby identify and characterize appropriate patient subpopulations. AI-enabled systems can help to improve patient cohort composition and aid with patient recruitment.

AI technologies can help biopharma companies identify target locations, qualified investigators, and priority candidates and collect and collate evidence to satisfy regulators that the trial process complies with good clinical practice requirements. One of the most important elements of a clinical trial is a selection of high-functioning investigator sites. Site qualities such as resource availability, administrative procedures, and experienced clinicians with in-depth knowledge and understanding of the disease can shape study timelines and data quality, accuracy, completeness, and consistency.

AI integrated clinical trial programs can help monitor and manage patients by automating Real World Data capture, sharing data across systems, and digitalizing standard clinical assessments. AI technologies and wearable technologies can help enable continuous patient monitoring and generate real-time insights into the safety and effectiveness of treatment while predicting the possible risk of dropouts, thereby enhancing patient engagement and retention. To comply with trial adherence criteria, patients must keep detailed records of their medication intake and other data points related to their bodily functions, response to medication, and daily protocols. This can be an overwhelming and tedious task, leading to 40% of patients becoming non-adherent after 150 days into a clinical trial. Wearable devices/sensors and video monitoring are used to collect patient data automatically and continuously, thereby relieving the patient of this task. In combination with wearable technology, AI techniques offer new approaches to developing real-time, power-efficient, mobile, and personalized patient monitoring systems.

Among regulators, clinicians, academic researchers and healthcare systems, the reliance on curated Real World Evidence has grown significantly because of the value it can provide, which is unique relative to each parties’ objectives and mandates. It also helps that the FDA has also sharpened its focus on Real World Data and Real World Evidence. For example, in late 2022, the FDA published proposed guidance related to data standards for product submissions with Real World Data and also weighed in on the use of Real World Data and Real World Evidence to support regulatory decision-making for drugs and biological products with specific advice for data from EHR and medical claims. In addition, the FDA uses Real World Data and Real World Evidence to monitor post-market safety and adverse events and to make regulatory decisions. The health care community is using these data to support coverage decisions and to develop guidelines and decision support tools for use in clinical practice.

AI with deep-learning capability is also helpful in organizing and translating a vast amount of structured and unstructured data to Real World Evidence. The human mind can possibly manage 4-5 variables; therefore, AI-enabled data mapping and integration and their normalization into a common data model according to disease pathway and workflow will likely be useful for both quality management in clinical trials and generating meaningful insight for human disease by providing a broader perspective based on Real World data.

Market Size

The global Real World Evidence solutions market size was estimated at USD $2.6 billion in 2023 and is expected to grow at a compound annual growth rate (CAGR) of 8.4% from 2024 to 2030. The market growth is driven by rising demand for enhanced Real World Evidence capabilities within the life science industry, reflecting an increasing market shift from volume to value-based care. Advancements in data analytics and Real World Evidence contribute to supporting regulatory compliance, research, and solution development efforts in medical device and life sciences organizations. For instance, the increased demand for Real World Evidence solutions is prompting players to introduce new products, fostering market growth. In October 2023, Maxis Clinical Sciences launched Real World Evidence Solutions, providing diverse Real World Data capture and analysis to improve clinical research and care.

Government initiatives supporting Real World Evidence programs, evolving regulations, and actionable Real World Data enable organizations to conduct outcomes-based analyses, contributing to the overall market expansion. For instance, in December 2022, the FDA launched the Real World Evidence Program. This program aims to raise awareness that Real World Evidence can support regulatory decisions, identify approaches for generating Real World Evidence to meet post-approval study requirements or effectiveness labeling and develop agency processes that foster consistent decision-making and shared learning regarding Real World Evidence.

The COVID-19 pandemic further accelerated the adoption of Real World Evidence solutions, with governments collaborating with market players to implement these solutions. For instance, in June 2021, ConcertAI and the FDA initiated a five-year collaborative research program, Evaluation of Real World Outcomes and Safety in the Treatment of Cancer. The partnership leverages ConcertAI’s oncology Real World Data and advanced AI technology solutions to generate Real World Evidence for various clinical and regulatory use cases.

. Real World Evidence solutions services allow pharmaceutical companies and healthcare providers as well as payers by providing efficient management of operations and accelerating the process of drug development and its approval, which fuels market growth. Support from regulatory bodies for using Real World Evidence solutions and an increase in research and development spending are anticipated to boost the market growth.

The Real World Evidence solution providers are increasingly forming strategic partnerships with AI solution providers to offer integrated solutions. For instance, in April 2023, ConcertAI, a player in AI SaaS technology and Real World Evidence solutions for healthcare and life sciences, partnered with PathAI, an AI-powered pathology provider, to introduce a first-in-class quantitative histopathology and curated clinical Real World Data solution. This collaboration integrates ConcertAI’s Patient360 and RWD360 products with PathAI’s PathExplore tumor microenvironment panel. Based on end user, the global Real World Evidence solutions market is segmented into pharmaceutical, biotechnology, and medical device companies; healthcare payers; healthcare providers; and other end-users (academic research institutions, patient advocacy groups, regulators, and health technology assessment agencies). The large share of this segment is primarily attributed to the increasing importance of Real World Evidence studies in drug development and approvals and the growing need to avoid costly drug recalls and assess drug performance in Real World settings.

With the growing need for evidence generated from Real World Data, the increasing importance of epidemiological data in decision making, and a shift from volume to value-based care, there has been an increased focus on patient registries, a rise in the adoption of EMR in hospitals, and exponential growth in mobile health data and social media, which have resulted in the generation of huge amounts of medical data. In 2021, the Real World datasets segment is estimated to account for the larger share of 51.2% of the global Real World evidence solutions market. According to Coherent Market Insights, the global Real World Data market is estimated to be valued at $1.59 billion in 2023 and is expected to exhibit a CAGR of 14.4% during the forecast period (2023-2030).

Our Long-Term Growth Strategies

Our long-term growth strategy is anchored on the following key pillars:

●	Increase Global Reach to Meet Demand: Our strategy is to continue growing our global footprint into areas where we expect high demand growth in the global Real World Evidence solutions market, which is projected to grow from $2.62 billion in 2024 to $4.55 billion by 2030, at a CAGR of 8.2%. There is a rise in emphasis on evidence-based medicine that relies on Real World Evidence, which comes from Real World Data. Market players in healthcare industries, including regulators, healthcare providers, and payers are becoming more aware of the importance of using Real World Data for making informed decisions regarding comparative effectiveness, treatment effectiveness, cost-effectiveness, and safety. As a result, the demand for Real World Data solutions is increasing rapidly, which is further driving the growth of the market. Regulatory agencies such as EMA and the FDA are making use of Real World Evidence in regulatory decision making processes. These regulatory authorities have frameworks and guidelines for using Real World Evidence and Real World Data in regulatory submissions, post-market surveillance, and drug approvals. As a result, the demand for Real World Data is rising, which in turn is expected to support growth of the market in the coming future.[17] The use of Real World Evidence derived from Real World Data demonstrates value and cost-effectiveness of medical devices and drugs for healthcare technology assessment agencies and payers. With this Real World Evidence, market access becomes easier, and it also enables reimbursement negotiations. This further facilitates the inclusion of new therapies in the coverage of healthcare, which in turn creates major opportunities in the global market.

●	Innovate Our Commercial Approach to Drive Incremental Market Share: We intend to expand our sales network across the globe, while simultaneously building out our sales infrastructure. We intend to focus on our target markets, which include (i) Imaging AI; (ii) medical device companies; and (iii) pharmaceutical companies, as summarized here:

●	Enhance and Refine Our Service Offering: Building on our customer-centric mindset throughout our development, curation and commercial processes, we plan to continue expanding and improving our service offering. As we continue to expand into additional geographies globally, we plan to build upon these three pillars:

●	Expand Our Product Offering: We plan to continually evaluate the benefits of expanding our portfolio into other high-growth, high-demand Real World Data and Real World Evidence solutions in the future.

Corporate Information

Data Knights was originally incorporated in Delaware on February 8, 2021 under the name “Data Knights Acquisition Corp” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 7, 2023, we held the closing of the Business Combination (the “Closing”) whereby Merger Sub merged with and into Legacy ONMD, with Legacy ONMD continuing as the surviving entity, which resulted in all of the issued and outstanding capital stock of Legacy ONMD being exchanged for shares of the Company’s Class A Common Stock, $0.0001 par value per share (“Common Stock”), upon the terms set forth in the Merger Agreement.

The Business Combination that closed on November 7, 2023, pursuant to the Merger Agreement, led to Data Knights changing its name to “OneMedNet Corporation” and the business of Data Knights became the business of Legacy ONMD. We are located at 6385 Old Shady Oak Road, Suite 250, Eden Prairie, MN 55344 and reachable by telephone on 800-918-7189.

Legacy ONMD was incorporated in the State of Delaware on November 20, 2015. Its wholly-owned subsidiary, OneMedNet Technologies (Canada) Inc. (“ONMD Canada”), was incorporated on October 16, 2015 under the provisions of the Business Corporations Act of British Columbia. ONMD Canada’s functional currency is the Canadian dollar.

Recent Developments

Closing of Business Combination

On November 7, 2023, following the approval of the Merger Agreement and the transactions contemplated thereby at the special meeting of the shareholders of Data Knights held on October 17, 2023 (the “Special Meeting”), Merger Sub merged with and into Legacy ONMD pursuant to the Merger Agreement (the “Merger”), with Legacy ONMD surviving the Merger as a wholly-owned subsidiary of Data Knights. Following Closing, Data Knights changed its name to “OneMedNet Corporation.”

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, Data Knights was treated as the acquired company and Legacy ONMD was treated as the acquirer for financial statement reporting purposes.

Lock-up Agreements

Effective April 25, 2022, in connection with the execution of the Merger Agreement, certain stockholders of OneMedNet and certain of OneMedNet’s officers and directors (such stockholders, the “Company Holders”) entered into a lock-up agreement (the “Lock-up Agreement”) pursuant to which the Company Holders are contractually restricted, during the Lock-up Period (as defined below), from (i) lending, offering, pledging, hypothecating, encumbering, donating, assigning, selling, contracting to sell, selling any option or contract to purchase, purchasing any option or contract to sell, granting any option, right or warrant to purchase, or otherwise transferring or disposing of, directly or indirectly, any Lock-Up Shares (as defined below), (ii) entering into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares, or (iii) publicly disclosing the intention to do any of the foregoing, whether any such transaction described in clauses (i), (ii), or (iii) above is to be settled by delivery of Lock-Up Shares or other securities, in cash or otherwise (any of the foregoing described in clauses (i), (ii), or (iii), a “Prohibited Transfer”)any of (A) their shares of Common Stock received in connection with the Merger and (B) any of their shares of Common Stock paid as dividends or distributions with respect to such securities or into which such securities are exchanged or converted (collectively, the “Lock-up Shares”). Effective November 7, 2023, the newly appointed officers and directors of OneMedNet Corporation entered into a Lock-Up Agreement.

The “Lock-up Period” means the period commencing at Closing and ending on the earliest of: (a) six months from the Closing, and (b) the date after the Closing on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities, or other property.

In addition, the Sponsor is subject to a lock-up pursuant to a letter agreement (the “Sponsor Lock-up Agreement”), entered into on May 6, 2021, at the time of the IPO (as defined below), among Data Knights, the Sponsor and each of the individuals who was a member of Data Knights’ board of directors and/or management team (each, an “Insider” and collectively, the “Insiders”), who agreed that it, he or she shall not transfer any founder shares which means the 2,875,000 shares of Data Knights Class B common stock, par value $0.0001 per share, initially held by the Sponsor, or shares of Common Stock issuable upon conversion thereof) until the earlier of (A) six months after the Closing of the Business Combination or (B) subsequent to the closing of the Business Combination, (x) if the last reported sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, right issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Further, the Sponsor and each of the Insiders agreed further in the Sponsor Lock-Up Agreement that he, she or it shall not transfer any private placement units, the private placement shares, the private placement warrants or shares of Common Stock issued or issuable upon the exercise of the private placement warrants, until 30 days after the completion of the Business Combination.

PIPE Registration Rights Agreements

At the Closing of the Business Combination and funding of the private investment in public equity (“PIPE”) pursuant to the PIPE SPA (as defined below), the PIPE Investors (as defined below) each executed a PIPE Note (as defined below) and a PIPE Warrant (as defined below) in the amount corresponding to each PIPE Investor’s investment amount and in accordance with the terms set forth in the PIPE SPA as well as a registration rights agreement (the “PIPE Registration Rights Agreement”). We are required to register the offer and sale of these securities to satisfy the registration rights we have granted in the PIPE Registration Rights Agreement. At the Closing of the Business Combination, OneMedNet, Data Knights and the Sponsor entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company is obligated to file a registration statement to register the resale of certain securities of the Company held by the Holders (as defined in the Registration Rights Agreement) and the Sponsor. The Registration Rights Agreement also provides the Holders and the Sponsor with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Voting Agreement and Sponsor Support Agreement

In connection with entry into the Merger Agreement, Data Knights entered into voting agreements (the “Voting Agreements”) with certain stockholders of Legacy ONMD representing approximately 55% of the outstanding voting power of Legacy ONMD’s equity securities (the “Legacy ONMD Stockholders”) pursuant to which the Legacy ONMD Stockholders agreed to (i) vote their Legacy ONMD equity securities in favor of the approval of the Merger Agreement and the Business Combination, (ii) be bound by certain covenants and agreements related to the Business Combination and (iii) take other customary actions to cause the Business Combination to occur.

In connection with entry into the Merger Agreement, Data Knights, the Sponsor and Legacy ONMD entered into a sponsor support agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor agreed to vote its Data Knights securities in favor of the approval of the Merger Agreement and the Business Combination and to take other customary actions to cause the Business Combination to occur.

Executive Employment Agreements

In connection with the Closing of the Business Combination, the Company entered into employment agreements (the “Employment Agreements”) with executive officers: Aaron Green (President), Lisa Embree (former Chief Financial Officer), and Paul Casey (former Chief Executive Officer). The Employment Agreements provide for at-will employment that may be terminated by the Company with or without cause, by the executive with or without good reason, or mutually by the parties. See Item 11, “Executive Compensation—Executive Employment Arrangements” for additional information on current employment agreements of our executive officers.

PIPE Stock Purchase Agreement

On June 28, 2023, Data Knights entered into a Securities Purchase Agreement (the “PIPE SPA”) with certain investors (collectively referred to herein as the “PIPE Investors”) for a PIPE financing in the aggregate original principal amount of $1,595,744.70 and the purchase price of $1.5 million. Pursuant to the PIPE SPA, Data Knights issued and sold to each of the PIPE Investors a new series of senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of Common Stock at the PIPE Investor’s election at a conversion price equal to the lower of (i) $10.00 per share, and (ii) 92.5% of the lowest volume weighted average trading price (“VWAP”) for the ten (10) Trading Days (defined as a day on which the Common Stock is traded on a trading market) immediately preceding the Conversion Date (defined as any date) , subject to the floor price of $1.14 (representing 20% of the closing price of the Common Stock on the last trading day before the closing of the Business Combination), or the alternative conversion ratio of the greater of the floor price and the lesser of 80% of the VWAP of the Common Stock as of the trading day and 80% of the price computed as the quotient of the sum of the VWAP of the Common Stock for each of the three trading days with the lowest VWAP of the Common Stock during the fifteen consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by three. All such determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock. The PIPE Investors’ $1.5 million investment in the PIPE Notes closed and funded contemporaneous to the Closing of the Business Combination. Effective immediately prior to the Closing, Data Knights issued the PIPE Notes to the PIPE Investors pursuant to the private offering rules under the Securities Act. In conjunction with the issuance of the PIPE Notes, Data Knights also issued and sold to each of the PIPE Investors 95,745 warrants to purchase Common Stock at an exercise price of $10.00 per share (the “PIPE Warrants”).

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

Data Privacy

Certain of our operations are subject to regulation under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”). Federal regulations related to HIPAA contain minimum standards for electronic transactions and code sets and for the privacy and security of protected health information. Patient health information is among the most sensitive of personal information, and it is critically important that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Real World Evidence - information that allows us to examine actual practices and outcomes - is essential to increase access to care, improve outcomes, and lower costs.

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

Our Compliance team, led by our Chief Compliance Officer, is comprised of privacy professionals and privacy law experts who drive our strategy and develop and manage our policies and standards. The Compliance team provides subject matter expertise related to the proper management of all data types. In addition, our Compliance team liaises with our Legal, Information Technology, Information Security and other teams so that privacy requirements are addressed in technology, contracting, offerings and other business activities.

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

Regulatory Quality Compliance (FDA 21 CFR Part 11)

OneMedNet provides high-quality, de-identified, regulatory-grade imaging and clinical data; as such OneMedNet adheres to all applicable local and Federal regulatory quality requirements, including but not limited to FDA 21 CFR Part 11. OneMedNet maintains a rigorous and ongoing internal quality management system to enable the organization to produce high quality regulatory compliant clinical data for our clients and consumers. This program includes:

●	Ongoing internal audits, policy reviews, and procedure testing to ensure validation, audit trails, legacy systems, and record handling and retention adhere to the latest regulatory guidelines and best practices; and

●	Regular third-party or client-initiated external audits to assess the compliance of OneMedNet to ensure operations are in accordance with the applicable regulations, standards, policies, and standard operating procedures.

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

Compensation and Benefits

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by location of the employee) include a 2022 Stock Option Plan, health care and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, and employee assistance programs, among many others.

Facilities

Prior to the Closing of the Business Combination, the Company’s executive offices were located at Unit G6, Frome Business Park, Manor Road, Frome, United Kingdom, BA11 4FN and its telephone number was +44 203 833 4000. The Company agreed to pay ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the years ended December 31, 2023 and 2022, we had incurred $90,000 and $120,000 in fees under this agreement, respectively. Upon completion of our Business Combination, the Company ceased paying these monthly fees.

After the Closing of the Business Combination, our headquarters is located at 6385 Old Shady Oak Road, Suite 250, Eden Prairie, MN 55344 and our telephone number is (800) 918-7189, where we lease and occupy our office space with an aggregate floor area of approximately 67 square feet from unrelated third parties under operating lease agreements. We believe our current office space is adequate for our current operations and our anticipated future needs.

Implications of Being an Emerging Growth Company

As a company with less than $1.235 billion in revenues during our last fiscal year, we qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) enacted in 2012. As an emerging growth company, we expect to take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”);
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Available Information

We file with, or furnish to, the SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge via EDGAR through the SEC website (www.sec.gov) and are also available free of charge on our corporate website (https://www.onemednet.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this Amended Form 10-K) is not part of this report and is not incorporated by reference as part of this Amended Form 10-K.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. The risks and uncertainties we have described in this Amended Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition, and results of operations. We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause.

You should carefully consider the following risks, as well as the other information contained in this Amended Form 10-K, including our historical financial statements and related notes included elsewhere in this Amended Form 10-K. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our Common Stock and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have a history of operating losses and may never achieve profitability in the future.

We have experienced net losses in each annual period since inception. We generated net losses of $33.8 million and $30.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had accumulated losses of approximately $91.4 million.

We expect to continue to incur significant losses in the development, marketing, sale and delivery of our services. If we do not grow our revenues or if we lose existing customers, we expect to continue to incur losses from operations for the foreseeable future. Because of the numerous risks and uncertainties associated with the development, marketing, sale and delivery of our iRWDTM services, we may experience larger than expected future losses and may never become profitable. Moreover, there is a substantial risk that we may not be able to successfully commercialize our iRWDTM services, which would make it unlikely that we would ever achieve profitability.

OneMedNet believes it has demonstrated its quality and responsiveness in clinical imaging and curation of Real-World Data based upon success in compiling one of the largest networks of imaging centers (comprised of hospitals, imaging centers and clinics) throughout the United States covering more than 15 million patients to date. On the global front, OneMedNet works with hospitals and life science companies around the world including in Ireland, United Kingdom, Ghana, Denmark and South Korea and growing. We base these claims on our understanding of our competition in the United States and globally. However, if we were to lose these relationships with our network of imaging centers or lose our customers or our competitors’ technology surpasses ours, our competitors could claim a greater market share domestically or abroad, which could reduce our growth and our profits, which could harm our business, financial position, results of operations and prospects.

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

As stated above, we have experienced net losses in each annual period since inception. We generated net losses of $33.8 million and $30.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $91.4 million. In their audit report for the fiscal year ended December 31, 2023 included in this report, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We intend to continue funding our operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

One significant customer represented 51% and 29% of our revenues for 2023 and 2022 respectively and is expected to continue to represent a significant portion of our forecasted revenue for 2024.

Change Healthcare represented 51% and 29% of our revenues in 2023 and 2022, respectively. Change Healthcare is expected to continue to represent a significant portion of our forecasted revenue for 2024. If we fail to maintain and grow our relationship with Change Healthcare, we could lose a significant portion of our revenue for 2023, which would materially adversely affect our results of operations and our business. If OneMedNet were to lose this significant customer, its revenue may significantly decline. In addition, revenue from this significant customer may vary from period to period depending on the timing of renewing existing agreements or entering into new agreements for additional OneMedNet products as well as other unforeseen risks and variables discussed in this Amended Form 10-K. The loss of this significant customer could adversely affect its business, results of operations and financial condition. You should not rely on our historical relationship with these companies as an indication of our future performance.

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

The highly complex nature of our industry requires that we effectively execute and manage our business objectives and growth strategies, such as expanding our marketing and commercialization of our services in the U.S. and internationally, adding new customers, and increasing our service delivery capacity. However, we may not be able to execute these strategies as effectively as anticipated. Our ability to execute on these strategies depends on a number of factors, including, without limitation:

●	our ability to obtain adequate capital resources to execute our growth plans;

●	our ability to hire, train and retain skilled managers and personnel, including quality and production personnel, and marketing and commercial specialists;

●	our ability to protect our existing and new services by registering and defending our intellectual property rights; and

●	our ability to successfully add new customers.

To the extent we are unable to execute our growth strategies in accordance with our expectations, this could have a material adverse effect on our business, financial condition, and future results of operations.

The Real World Data and Real World Evidence business market continues to evolve and is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The Real World Data and Real World Evidence business market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our expertise in clinical imaging innovation solutions that connect healthcare providers and patients and satisfy a crucial need for the life sciences. We offer direct access to clinical images and associated contextual patient records. OneMedNet proved the commercial and regulatory viability of iRWDTM, a promising emerging market, that exactly matches OneMedNet’s life science partners’ case selection protocol. OneMedNet has the immediate ability to quickly search and extensively curate multi-layer data from a federated group of healthcare facilities and to provide fast access to curated medical images that has proved the commercial and regulatory viability of imaging Real World Data and covers the complete value chain in imaging Real World Data, validated by an increasing federated network of providers. However, Real World Data and Real World Evidence has been increasingly adopted, and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning.

Developments in improvements in Real World Data and Real World Evidence curation by competitors may materially adversely affect the sales, pricing and gross margins of our business. If a competing technology or process is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our Real World Data and Real World Evidence offering can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our Real World Data and Real World Evidence offering, our business will be harmed.

We must continue to commit resources to develop our Real World Data and Real World Evidence technology in order to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our Real World Data and Real World Evidence to market on a timely basis, or that products and technologies developed by others will not render our Real World Data and Real World Evidence obsolete or noncompetitive, any of which would adversely affect our business and operating results.

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

Our inability to expand our development, use and adoption of artificial intelligence, or issues presented in our development, use and adoption of artificial intelligence, could harm our reputation, expose us to liability and cause us to lose customers.

We currently incorporate certain AI capabilities into our solutions, and we endeavor to continue researching and developing AI capabilities within our solutions. As with many innovative and disruptive technologies, AI presents risks, challenges, and unintended consequences, many of which cannot be fully appreciated currently. These risks, challenges and unintended consequences could negatively affect further adoption of AI in our solutions, impacting our ability to compete effectively within the regulatory-grade imaging RWD industry. AI algorithms and the training methodologies for such algorithms may contain flaws, which could result in ineffective, inadequate, or inaccurate AI capabilities, or could impair customer or partner acceptance of our solutions leveraging such AI capabilities. Should we develop and incorporate flawed AI capabilities within our solutions, such flaws would negatively impact our brand and reputation, increase costs to develop and implement new AI capabilities, or lead to a decline in sales revenue. Such impacts would harm our business, financial condition, and results of operations.

Because AI is an emerging technology with a developing legal and regulatory landscape both in the United States and globally, incorporating AI into our solutions and internal business processes could result in an increased risk of litigation and regulatory non-compliance due to changes in laws or regulations, including, but not limited to, intellectual property, privacy, or data protection. Our obligations to comply with current and future legal and regulatory obligations in the United States and worldwide could require us to incur significant costs to achieve compliance, which could negatively impact our business, financial condition and results of operations, or may hinder our ability to incorporate AI capabilities into our solutions or distribute our solutions in certain markets.

As we continue to develop ways to leverage AI capabilities within our internal business operations to create economic efficiencies for our business, the use of AI capabilities in our internal business operations could present risks and challenges. While we strive to use AI in an ethical and compliant manner, we may be unsuccessful in identifying and/or resolving ethical or legal issues before they arise, which could increase our legal and regulatory risks, including, but not limited to, data privacy and security, leading to the improper transmission of proprietary or sensitive information, whether or not intentional. We could fail to implement and maintain the AI tools we develop, may incur significant research and development costs without achieving the anticipated economic efficiencies we desire, and/or may fail to establish adequate AI governance processes safeguards, which could negatively impact our business, financial condition, and results of operations.

A material breach in security relating to the Company’s information systems and regulation related to such breaches, cyber-attacks, or other disruptions could adversely affect the Company, expose us to liability and affect our business and reputation.

Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activity of organized crime, hackers, terrorists, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Cybersecurity attacks are becoming more sophisticated and include malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, substantially damaging the Company’s reputation. Any person who circumvents the security measures could steal proprietary or confidential information or cause interruptions in the Company’s operations.

We are increasingly dependent on our information technology systems and infrastructure for our business. We, our collaborators and our service providers collect, store, and transmit sensitive information including intellectual property, proprietary business information, and personal information in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” disgruntled current or former employees, nation-state and nation-state supported actors, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.

We have implemented information security measures to protect our systems, proprietary information, and sensitive data against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever-changing information cyber-threat landscape, we cannot guarantee that these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks, and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion.

Any security breach or other incident, whether real or perceived, could cause us to suffer reputational damage. Such incidents could result in costs to respond to, investigate and remedy such incidents, notification obligations to affected individuals, government agencies, credit reporting agencies and other third parties, legal claims or proceedings, and liability under our contracts with other parties and federal and state laws that protect the privacy and security of personal information. The Company’s failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm the Company’s reputation and business and financial results.

If we are unable to adequately protect or expand our intellectual property related to our current or future products, our business prospects could be harmed.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain intellectual property protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are effectively maintained as trade secrets. Our industry involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our proprietary intellectual property rights. Therefore, any intellectual property rights that may be challenged, invalidated or circumvented, and may not provide us with the protection against competitors that we anticipate. The degree of future protection for our proprietary intellectual property rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies and have instituted pricing disclosure and other requirements for companies in the health sciences industry. In addition, health sciences companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, improper promotion of products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery or anti-corruption laws, or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. Violations of governmental regulation by us, our customers, and our partners may be punishable by criminal and civil sanctions, including damages, fines and penalties and exclusion from participation in government programs. Actions taken by federal or local governments, legislative bodies and enforcement agencies with respect to these legal and regulatory compliance matters could also result in reduced demand for our products. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third-party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business, and any settlement of these proceedings could result in significant payments by us. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations, which may result in additional regulatory burdens and obligations.

Our collection, use, and disclosure of personal information is subject to U.S. state and federal privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.

The privacy and security of personal information stored, maintained, received, or transmitted, including electronically, is a major issue in the U.S. and abroad. Numerous federal and state laws and regulations, including state privacy, data security and breach notification laws, federal and state consumer protection and employment laws, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and the Genetic Information Nondiscrimination Act of 2008, govern the collection, dissemination, use, and confidentiality of personal information, including genetic, biometric, and health information. These laws and regulations are increasing in complexity and number, may change frequently, and sometimes conflict. Penalties for violations of these laws vary but can be severe.

While we strive to comply with all applicable privacy and security laws and regulations, including our own posted privacy policies, these laws and regulations continue to evolve, and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the data collection activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about our practices with regard to the collection, use, retention, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

Our operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.

Our operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics such as the COVID-19 pandemic, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

Our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. An “ownership change” is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use these or our pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us. The Company has not yet conducted a formal study of whether, or to what extent, past changes in control of the Company impacts its ability to utilize NOL carryforwards because such NOL carryforwards cannot be utilized until the Company achieves profitability.

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

Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) warranty liability; and (c) damage to third parties (e.g., our vendors), our infrastructure or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, cyberattacks, public health crises such as the COVID-19 pandemic (and other future pandemics or epidemics), human errors and similar events. As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business and the business of our customers.

Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. For example, we do not currently maintain cybersecurity insurance and our insurance providers may take the position that our coverage, under present circumstances, does not extend to business interruptions. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim or a claim in excess of the insurance coverage limits maintained by us could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our Common Stock may be subject to extreme volatility.

The trading price of our Common Stock may be subject to extreme volatility. We cannot predict the magnitude of future fluctuations in the trading price of our Common Stock. The trading price of our Common Stock may be affected by a number of factors, including events described in this section entitled, “Risk Factors” and in our other periodic reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

●	announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their Real World Data and Real World Evidence offering;
●	announcements by us regarding developments in our relationship with existing and future key customers;
●	our ability to bring our products and technologies to market on a timely basis, or at all;
●	our operating results or development efforts failing to meet the expectation of securities analysts or investors in a particular period;
●	Actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results or the Real World Data and Real World Evidence industry;
●	success of competitors’ actual or perceived development efforts;
●	changes in financial estimates and recommendations by securities analysts concerning the Company or the Real World Data and Real World Evidence industry in general;
●	operating and share price performance of other companies that investors deem comparable to the Company;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving the Company;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of Common Stock available for public sale;
●	the level of demand for our Common Stock, including the amount of short interest in our Common Stock;
●	any major change in our Board of Directors or management;
●	sales of substantial amounts of shares of our Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
●	the expiration of contractual lock-up agreements with our executive officers, directors and certain stockholders, which we have entered into and may enter into in the future from time to time; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Following certain periods of volatility in the market price of our securities, we may become subject to securities litigation. We have experienced, and may in the future experience, additional litigation following periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our Common Stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our Common Stock does not develop or is sustained, our Common Stock may remain thinly traded.

On February 7, 2024, the Company received written notice (the “MVLS Nasdaq Notice”) from Nasdaq indicating that for the preceding 30 consecutive business days, the market value of the Company’s listed securities (“MVLS”) did not maintain a minimum market value of $50,000,000 (the “Minimum MVLS Requirement”) as required by Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had a compliance period of 180 calendar days, or until August 5, 2024, to regain compliance with the Minimum MVLS Requirement. Compliance could have been achieved if the Company’s MVLS closed at $50,000,000 or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq would notify the Company of its compliance and the matter would be closed.

If the Company did not regain compliance with the Minimum MVLS Requirement by August 5, 2024, Nasdaq would have provided written notification to the Company that its Common Stock was subject to delisting. At that time, the Company could have appealed the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. The Company sought to apply for a transfer to The Nasdaq Capital Market, and on August 15, 2024, the Company received approval from Nasdaq to list the Common Stock and Public Warrants on The Nasdaq Capital Market. The Common Stock and Public Warrants were transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on August 19, 2024, and continue to trade under the symbols “ONMD” and “ONMDW,” respectively.

On March 26, 2024, the Company received written notice (the “Bid Price Nasdaq Notice”) from Nasdaq notifying the Company that, for the 30 consecutive business days prior to the date of the Bid Price Nasdaq Notice, the Common Stock did not meet the minimum bid price of $1.00 per share requirement (the “Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until September 23, 2024, to regain compliance with the Minimum Bid Price Requirement. Compliance could have been achieved if the closing bid price of the Company’s Common Stock was at least $1 for a minimum of ten consecutive business days. On June 10, 2024, the Nasdaq staff determined that for the prior 11 consecutive business days, from May 23, 2024, to June 7, 2024, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater. Accordingly, the Company regained compliance with Listing Rule 5450(a)(1), and this matter was closed.

On June 20, 2024, the Company received a delinquency notification letter from Nasdaq (the “Q1 2024 Form 10-Q Nasdaq Notice”), which indicated that, as a result of the Company’s delay in filing its Quarterly Report on Form 10 Q for the fiscal quarter ended March 31, 2024 (the “Q1 2024 Form 10-Q”) by the applicable due date, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Periodic Report Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the SEC. The Q1 2024 Form 10-Q Nasdaq Notice stated that the Company had 60 calendar days to submit to Nasdaq a plan to regain compliance with the Periodic Report Rule. If Nasdaq accepted the Company’s plan to regain compliance, then Nasdaq could have granted the Company up to 180 calendar days from the prescribed due date of the Form 10-Q to regain compliance.

On September 9, 2024, the Company received a delinquency notification letter from Nasdaq (the “Q2 2024 Form 10 Q Nasdaq Notice”), which indicated that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (together with the Q1 2024 Form 10-Q, the “Delinquent Filings”) by the applicable due date, the Company was not in compliance with the Periodic Report Rule, which requires Nasdaq listed companies to timely file all required periodic financial reports with the SEC.

On September 10, 2024, the Company received a notification letter from Nasdaq (the “Nasdaq Compliance Plan Notice”), which responded to the Company’s plan to regain compliance regarding its delinquent Q1 2024 Form 10 Q, granting the Company an exception until October 31, 2024 to file the Delinquent Filings with the SEC and regain compliance with the Periodic Report Rule. In the event the Company does not regain compliance with the Periodic Report Rule by October 31, 2024, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a hearings panel.

On October 8, 2024, the Company received a delinquency notification letter from Nasdaq (the “Second MVLS Nasdaq Notice”) indicating that for the preceding 30 consecutive business days, the Company’s MVLS was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). The staff at Nasdaq also noted in the Second MVLS Nasdaq Notice that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain a minimum stockholders’ equity of $2.5 million, and Nasdaq Listing Rule 5550(b)(3), which requires listed companies to maintain a minimum of $500,000 of net income from continuing operations. In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until April 7, 2025, to regain compliance with the Minimum MVLS Requirement. Compliance may be achieved if the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify the Company of its compliance and the matter will be closed, If the Company does not regain compliance by the end of the 180-day compliance period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

On October 16, 2024, the Company received a delinquency notification letter from Nasdaq (the “Second Bid Price Nasdaq Notice,” and together with the MVLS Nasdaq Notice, the Bid Price Nasdaq Notice, the Q1 2024 Form 10-Q Nasdaq Notice, the Q2 2024 Form 10 Q Nasdaq Notice, the Nasdaq Compliance Plan Notice, and the Second MVLS Nasdaq Notice, the “Nasdaq Notices”) notifying the Company that, for the 30 consecutive business days prior to the date of the Second Bid Price Nasdaq Notice, the Common Stock did not meet the Minimum Bid Price Requirement as required by Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 14, 2025, to regain compliance. The Second Bid Price Nasdaq Notice notes that to regain compliance, the Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days at any time during the 180-day compliance period. In the event the Company does not regain compliance by the end of the 180-day compliance period, the Company may be eligible for additional time to regain compliance. To qualify for additional time, the Company must (i) meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement and (ii) provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The Nasdaq Notices received have no immediate effect on the Company’s continued listing on the Nasdaq Capital Market or the trading of the Company’s Common Stock, subject to the Company’s compliance with the other continued listing requirements. The Company is presently evaluating potential actions to regain compliance with all applicable requirements for continued listing on the Nasdaq Capital Market. There can be no assurance that the Company will be successful in maintaining the listing of its Common Stock on the Nasdaq Capital Market.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our Common Stock and trading volume could decline.

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

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their shares after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our shares. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among other things, exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Anti-takeover provisions contained in our certificate of incorporation and bylaws as well as provisions of Delaware law could impair a takeover attempt.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the significant regulatory oversight and reporting obligations under federal securities laws to which we are now subject now that we are a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We currently face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy ONMD did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased and will continue to increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new Board of Directors committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, the auditors identified a material weakness and significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations has increased and will continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs have required and will continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We have identified material weaknesses in our internal control over financial reporting, and if our remediation of these material weaknesses is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business.

In October 2024, we identified material weaknesses in our internal controls over financial reporting related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting, error in accounting for non-routine transactions, and lack of record keeping. Upon re-evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, management has determined that, as of December 31, 2023 and 2022, we did not maintain effective internal control over financial reporting. We cannot assure you that we will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. Such misstatements have resulted in the restatement of the financial statements included in this Amended Form 10-K, and misstatements could result in future restatements of our financial statements, cause us to fail to meet our reporting obligations in addition to stock exchange listing requirements, cause investors to lose confidence in our reported financial information, result in a decline in our stock price, and cause us to be subject to litigation or regulatory enforcement actions.

We are in the process of remediating the identified material weaknesses in our internal controls, but we are unable at this time to estimate when the remediation efforts will be completed. If we fail to remediate these material weaknesses, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. The potential consequences of any material weakness could have a material adverse effect on our business, results of operations and financial condition. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could impact the operations of our business, including our ability to obtain financing, impact the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements.

Our business model is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all, and any additional capital we do raise through issuances of equity securities could be dilutive to stockholders. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

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

Risks Related to Our Warrants

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to Warrant holders.

Our Public Warrants (as defined below) are currently exercisable for one share of Common Stock at a price of $11.50 per share. We have the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to Warrant holders and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption rights even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants, as set forth above even if the holders are otherwise unable to exercise the Warrants.

Redemption of the outstanding Warrants could force Warrant holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of their Warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

OneMedNet manages cybersecurity and data protection through a continuously evolving framework, as described in further detail below. The framework allows us to identify, assess and mitigate the risks we face, and assists us in establishing policies and safeguards to protect our systems and the information of those we serve. Our cybersecurity program is managed by James Wang, our Chief Technology Officer. James holds a degree in computer science from the University of Hawaii at Manoa and has 19 years of development experience focused on architecture and security. In his career, he has led initiatives for companies to attain SOC2 compliance and PCI compliance for their product solutions. The Audit Committee of the Board of Directors has oversight of our cybersecurity program and is responsible for reviewing and assessing the Company’s cybersecurity and data protection policies, procedures and resource commitment, including key risk areas and mitigation strategies. As part of this process, the Audit Committee receives regular updates from the Chief Technology Officer on critical issues related to our information security risks, cybersecurity strategy, supplier risk and business continuity capabilities. The Company’s framework includes an incident management and response program that continuously monitors the Company’s information systems for vulnerabilities, threats and incidents; manages and takes action to contain incidents that occur; remediates vulnerabilities; and communicates the details of threats and incidents to management, including the Director Product Management, Head of Data, as deemed necessary or appropriate. Pursuant to the Company’s incident response plan, any incidents are to be reported by the Chief Technology Officer to the Audit Committee, appropriate government agencies and other authorities, as deemed necessary or appropriate, considering the actual or potential impact, significance and scope. The Company is not aware of any previous cybersecurity incidents or threats that are reasonably likely to materially affect its business strategy, results of operations, or financial condition.

We employ an array of data security technologies, processes, and methods across our infrastructure to protect systems and sensitive information from unauthorized access. OneMedNet maintains comprehensive identity and access management practices (e.g., roles and access privileges for each user; multi-factor authentication, privileged user accounts, single sign-on, user lifecycle management) and employs a variety of security information and event management tools. We developed, maintained and utilized a global integrated information security framework to guide our practices, based on relevant industry frameworks and laws, including, but not limited to NIST, GxP, HITRUST, the ISO 27000 family, COBIT, GDPR, and HIPAA.

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

We draw on the knowledge and insight of external cybersecurity experts and vendors, and our Chief Technology Officer’s experience in building solutions that are secure and compliant with our information security framework. OneMedNet leverages an array of security services and tools to secure OneMedNet information infrastructure and protect systems and information from unauthorized access. OneMedNet’s products and solutions, including 3rd party software and services such as hosted cloud based platforms are monitored by a healthcare cloud, security and compliance organization that provides a real-time dashboard to monitor for potential threats and vulnerabilities. Non-technical safeguards also play an important role in our cybersecurity program. We provide various training programs and tools to employees so they can avoid risky practices and help us promptly identify potential or actual issues. We also have global incident response procedures, global service tools to log incidents and issues for investigation, and an ethics line to report concerns and follow up on matters already reported. The Compliance team, led by our Chief Technology Officer, develops and implements our strategy, as well as monitors systems and devices for risks and threats.

Item 2. Properties

Our corporate headquarters in Eden Prairie, Minnesota is leased on a month-to-month basis. We have a remote work policy that allows for all employees to be remote on an ongoing basis. As a result, our employees are in permanent remote status and are not required to report to an office for work. We believe our current office space is adequate for our current operations and our anticipated future needs.

Item 3. Legal Proceedings

We may be subject from time to time to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock and Warrants

As of August 19, 2024, our Common Stock is traded on The Nasdaq Capital Market under the symbol “ONMD”. Our Public Warrants, each entitling the holder to purchase one share of our Common Stock, are traded on The Nasdaq Capital Market under the symbol “ONMDW”.

Holders of our Common Stock

As of November 5, 2024, there were approximately 38 holders of record of our Common Stock. Certain shares of our Common Stock are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include beneficial owners of shares that are held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.

Recent Sales of Unregistered Securities

On June 28, 2023, the Company executed the PIPE SPA in connection with a PIPE financing in the aggregate original principal amount of $1,595,744.70 and a purchase price of $1.5 million. Pursuant to the PIPE SPA, the Company agreed to issue and sell to the PIPE Investors the PIPE Notes, which shall be convertible into shares of Common Stock at the PIPE Investors’ election at the conversion price   (rounded to the nearest 1/100th of one cent) which shall be computed as the lower of (i) $10.00 per share, and (ii) 92.5% of the lowest VWAP for the ten (10) trading days immediately preceding the conversion date, subject to the floor price of $1.14 (representing 20% of the closing price of the Common Stock on the last trading day before the closing of the Business Combination), or the alternative conversion ratio of the greater of the floor price and the lesser of 80% of the VWAP of the common stock as of the trading day and 80% of the price computed as the quotient of the sum of the VWAP of the Common Stock for each of the three trading days with the lowest VWAP of the Common Stock during the fifteen consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by three. All such determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock. The PIPE Notes mature on the first anniversary of the issuance date, or November 7, 2024.

Purchases of Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) of the Exchange Act during the quarter ended December 31, 2023.

Item 6. [Reserved]

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

Company Overview

Founded in 2015, Legacy ONMD provides innovative solutions that unlock the significant value contained within the clinical image archives of healthcare providers. Employing our OneMedNet iRWD™ solution, which securely de-identifies, searches, and curates a data archive locally, bringing a wealth of internal and third-party research opportunities to providers. By leveraging our extensive federated provider network, together with our technology and in-house clinical expertise, OneMedNet successfully meets the most rigorous Real World Data life science requirements.

Business Combination

On November 7, 2023, we held the Closing of the Business Combination whereby Merger Sub merged with and into Legacy ONMD, with Legacy ONMD continuing as the surviving entity, which resulted in all of the issued and outstanding capital stock of Legacy ONMD being exchanged for shares of the Company’s Common Stock upon the terms set forth in the Merger Agreement. The Merger and other transactions that closed on November 7, 2023, pursuant to the Merger Agreement, led to Data Knights changing its name to “OneMedNet Corporation” and the business of the Company became the business of Legacy ONMD.

Pursuant to the terms of the Merger Agreement, the total consideration for the Business Combination and related transactions (the “Merger Consideration”) was approximately $200 million. In connection with the Special Meeting, certain public holders (the “Redeeming Stockholders”) holding 1,600,741 shares of Common Stock exercised their right to redeem such shares for a pro rata portion of the funds held by Continental Stock Transfer & Trust Company, as trustee (“Continental”) in the trust account established in connection with Data Knights’ initial public offering (the “Trust Account”). Effective November 7, 2023, Data Knights’ units ceased trading, and effective November 8, 2023, the Common Stock began trading on the Nasdaq Global Market under the symbol “ONMD” and the Public Warrants began trading on the Nasdaq Global Market under the symbol “ONMDW.”

As a result of the Merger and the Business Combination, holders of Data Knights common stock automatically received common stock of OneMedNet, and holders of Data Knights warrants automatically received warrants of OneMedNet with substantively identical terms. At the Closing of the Business Combination, all shares of Data Knights owned by the Sponsor (consisting of shares of Common Stock and shares of Class B common stock, which we refer to as the founder shares), automatically converted into an equal number of shares of OneMedNet’s Common Stock, and the Private Placement Warrants held by the Sponsor automatically converted into warrants to purchase one share of OneMedNet Common Stock with substantively identical terms.

Key Components of Consolidated Statements of Operations

Revenue

The Company generates revenue from two streams: (1) iRWD, which provides regulatory grade imaging and clinical data in the pharmaceutical, device manufacturing, contract research organizations, and AI markets and (2) BEAM, which is a medical imaging exchange platform between hospital/healthcare systems, imaging centers, physicians and patients. iRWD is sold on a fixed fee basis based on the number of data units and the cost per data unit committed to in the customer contract. Revenue is recognized when the data is delivered to the customer. BEAM revenue is subscription-based revenue that is recognized ratably over the subscription period committed to by the customer. The Company invoices its BEAM customers quarterly or annually in advance with the customer contracts automatically renewing unless the customer issues a cancellation notice.

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

General and Administrative

General and administrative functions include finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, and depreciation expense.

Operations

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

Sales and Marketing

Our sales and marketing costs consist of labor and tradeshow costs.

Interest Expense

Interest expense consists of interest incurred on shareholder loans.

Other (Income) Expenses, Net

Other (income) expenses, net, primarily includes the changes in fair value of convertible debt and change in fair value of PIPE Notes for which we have elected the fair value option of accounting. Convertible notes payable, which include convertible promissory notes and PIPE Notes issued to related parties, including accrued interest and contingently issuable warrants, contain embedded derivatives, including settlement of the contingent conversion features, which require bifurcation and separate accounting. Accordingly, we have elected to measure the entire contingently convertible debt instruments, including accrued interest, at fair value. These debt instruments were initially recorded at fair value as liabilities and are subsequently re-measured at fair value on our consolidated balance sheet at the end of each reporting period and at settlement, as applicable. Other income or expenses, net, also includes changes in fair value of loan extensions, deferred underwriting fees and warrants which are treated as liability instruments measured at fair value for accounting purposes, initially recorded at fair value and subsequently re-measured to fair value on our consolidated balance sheets at the end of each reporting period. The changes in the fair value of these debt and liability instruments are recorded in changes in fair value, included as a component of other (income) expenses, net, in the consolidated statements of operations.

At the Closing of the Business Combination, convertible promissory notes were converted into Common Stock immediately prior to the Closing and were no longer outstanding as of the Closing Date.

Other (income) expenses, net, also includes foreign exchange and tax expenses related to the Company’s operations and revenue outside of the United States.

Results of Operations

The following tables set forth our consolidated statements of operations data for the periods presented:

	For the year ended December 31,		Change 2023
	2023	2022	$	%
Revenue
Subscription revenue	$878	$678	$200	29%
Web imaging revenue	143	475	(332)	-70%
Total revenue	1,021	1,153	(132)	-11%
Cost of revenue	1,150	1,513	(363)	-24%
Gross margin	(129)	(360)	231	-64%
Operating expenses
General and administrative	3,544	4,806	(1,262)	-26%
Sales and marketing	1,115	958	157	16%
Research and development	2,065	1,591	474	30%
Total operating expenses	6,724	7,355	(631)	-9%
Loss from operations	(6,853)	(7,715)	862	-11%
Other (income) expense, net
Interest expense	11	-	11	N/A
Stock warrant expense	9,207	8,073	1,134	14%
Change in fair value of warrants	(129)	-	(129)	N/A
Change in fair value of PIPE notes	269	-	269	N/A
Change in fair value of convertible promissory notes	17,517	14,616	2,901	20%
Other expense	34	30	4	13%
Total other (income) expenses, net	26,909	22,719	4,190	18%
Loss before income taxes	$(33,762)	$(30,434)	$(3,328)	11%
Income tax expense	18	17	1	6%
Net loss	$(33,780)	$(30,451)	$(3,329)	11%

Revenue

	For the year ended December 31,		Change 2023
	2023	2022	$	%
Subscription revenue (Beam)	$878	$678	$200	29%
Web imaging revenue (Real-World Data)	143	475	(332)	-70%
Total	$1,021	$1,153	$(132)	-11%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (RWD). For the year ended December 31, 2023, overall revenue was down by 11%. The primary driver for the subscription revenue increase was delivery of revenue to a significant customer. The primary driver for the decrease in web imaging revenue was revenue deliveries pushed to the first quarter of 2024.

Cost of Revenue

	For the year ended December 31,
	2023	2022
Cost of revenue	1,150	1,513
% of revenue	113%	131%

In 2023 we were able to reduce our cost of revenue as a percentage of revenue by 18%. In the year ended 2023 our software cost, iRWD consultants and iRWD Data cost each decreased by $0.2 million ($0.6 million total). The decrease in cost of revenue was partially offset by a $0.2 million increase in payroll expenses.

General and Administrative

Our general and administrative expense decreased $1.3 million, or 26%, to $3.5 million for 2023 from $4.8 million for 2022. The decrease is primarily due to a decrease in stock compensation expense of $0.2 million, board of director warrant expense of $1.2 million, recruiting fees of $0.2 million and bad debt expense of $0.2 million. The decrease in general and administrative expenses was partially offset by $0.3 million in additional employees’ salaries.

Sales and Marketing

Our sales & marketing expense increased $0.2 million, or 16%, to $1.1 million for 2023 from $1.0 million for 2022. The increase is due to the addition of an employee and consultant in 2023.

Research and development

Our research and development expense increased $0.5 million, or 30%, to $2.1 million for 2023 from $1.6 million for 2022. The increase is primarily due to the additional cost in salaries for curators, consultants and increased hosting costs, which increased by $0.4 million, $0.2 million and $0.1 million, respectively. The increase is partially offset by a $0.2 million decrease in stock compensation expense.

Income tax provision

For the year ended 2023, the Company recorded a tax provision of $18 thousand due to the earnings of its Canadian subsidiary. As a result of its U.S. taxable loss, no U.S. federal or state tax provision was recorded.

Interest Expense

The Company incurred interest expense on loans made from related parties (Management and Directors). Interest expense for the year ended 2023 was immaterial.

Change in Fair Value of Warrants

The change in fair value of Warrants was due to the Closing of the Business Combination and the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of PIPE Notes

The change in fair value of PIPE Notes was due to the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Convertible Debt

The change in fair value of convertible debt was due to the Closing of the Business Combination and the resulting fluctuations of the market price of shares of Common Stock.

Non-GAAP Financial Measure

In addition to providing financial measurements based on GAAP, we provide an additional financial metric that is not prepared in accordance with GAAP (a “non-GAAP financial measure”). We use this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. This non-GAAP financial measure is Adjusted EBITDA, as discussed below.

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

This non-GAAP financial measure should not be viewed as a substitute for a GAAP financial measure and may be different from a similarly titled non-GAAP financial measure used by other companies. Furthermore, there are limitations inherent in the non-GAAP financial measure because it excludes charges and credits that are required to be included in a GAAP presentation. Accordingly, the non-GAAP financial measure does not replace the presentation of our GAAP financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. GAAP net loss is the closest comparable GAAP measure used.

We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest expense; income tax expense; depreciation and amortization of tangible assets; stock-based compensation; Business Combination transaction expenses; and other non-recurring items that may arise from time to time.

The non-GAAP adjustments, and our basis for excluding them from our non-GAAP financial measure, are outlined below:

●	Adjusted EBITDA does not reflect interest expense or the cash requirements necessary to service payments on our shareholder loans which is not a core form of financing for our business;

●	Adjusted EBITDA does not reflect income tax expense, which relates to our foreign subsidiary, because we have suffered recurring consolidated operating losses since inception and expect that to continue in the future;

●	Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and Adjusted EBITDA does not reflect the cash required to fund such replacements;

●	Adjusted EBITDA excludes stock-based compensation expense which has been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business and an important part of our compensation strategy;

●	Adjusted EBITDA excludes transactions costs attributable to legal, advisory, and other professional service fees incurred in connection with the Business Combination because they are unrelated to our current operations and are not comparable to the prior period nor predicative of future results;

●	Adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as mark-to-market adjustments, stock warrant expense etc.) have recurred and may recur; and

●	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table reconciles GAAP net loss to Adjusted EBITDA during the periods presented (in thousands):

	For the year ended December 31,
	2023	2022
Net loss	$(33,780)	$(30,451)
Interest expense	11	-
Income tax expense	18	17
Depreciation and amortization	28	25
Stock-based compensation	1,475	1,865
Transaction expenses	983	955
Stock warrant expense	9,207	8,073
Change in fair value of warrants	(129)	-
Change in fair value of PIPE notes	269	-
Change in fair value of convertible promissory notes	17,517	14,616
Adjusted EBITDA	(4,401)	(4,900)

Liquidity and Capital Resources

As of December 31, 2023, our principal sources of liquidity were net proceeds received related to the Business Combination and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	For the year ended December 31,
	2023	2022
Net cash provided by (used in)
Operating activities	$(4,791)	$(4,703)
Investing activities	(44)	(58)
Financing activities	4,611	4,333

Operating Activities

Our net cash and cash equivalents used in operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, Business Combination cost, stock-based compensation expense, changes in fair value of liability classified financial instruments, and as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to contract performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the performance obligation.

Net cash used in operating activities was $4.8 million during the year ended December 31, 2023. Net cash used in operating activities was due to our net loss of $33.8 million, which is offset by non-cash items of $28.4 million, primarily consisting of the change in fair value of convertible debt of $17.5 million, stock warrant expense of $9.2 million, change in fair value of PIPE notes of $0.3 million, stock based compensation of $1.5 million and cash from operating assets and liabilities of $0.6 million due to the timing of cash payments to vendors and cash receipts from customers.

By comparison, the Company’s net cash used in operating activities was $4.7 million during the year ended December 31, 2022. Net cash used in operating activities for the year ended December 31, 2022 was due to our net loss of $30.5 million, which is offset by non-cash items of $25.8 million, primarily consisting of the change in fair value of convertible debt of $14.6 million, stock warrant expense of $8.1 million, board of director warrant expense of $1.2 million and stock-based compensation expense of $1.9 million.

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

Financing Activities

Net cash provided by financing activities was $4.6 million for the year ended December 31, 2023, which primarily consisted of $4.2 million proceeds from the issuance of convertible promissory note payable, $1.5 million proceeds from the issuance of PIPE Notes, $0.5 proceeds from related party loan offset by $1.5 million of Business Combination costs paid.

By comparison, the Company’s net cash provided by financing activities was $4.3 million for the year ended December 31, 2022, which primarily consisted of $5.1 million proceeds from the issuance of convertible promissory notes payable offset by $1.5 million of Business Combination costs paid.

Contractual Obligations and Commitments and Going Concern Outlook

Currently, management does not believe that cash and cash equivalents is sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support the expansion of our infrastructure and workforce, interest expense and minimum contractual obligations. Management hopes to raise cash either through a public offering or private debt and equity offering. As a result of the Company’s recurring loss from operations and the need for additional financing to fund its operating and capital requirements there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

The following table summarizes our current and long-term material cash requirements as of December 31, 2023:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$4,682	$4,682	$-
Loan extensions	2,992	2,992	-
Deferred underwriter fee payable	3,525	3,525	-
Loan, related party	465	-	465
PIPE Notes	1,637	1,637	-
	$13,301	$12,836	$465

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results of operations and the value of our assets cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

We believe that the assumptions and estimates associated with the following critical accounting policies involve significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements.

Revenue Recognition

Although most of our sales agreements contain standard terms and conditions, certain agreements contain multiple performance obligations. For customer contracts that contain more than one performance obligation, we allocate the total transaction consideration to each performance obligation based on the relative stand-alone selling price of each performance obligation within the contract.

Subscription Revenue

Subscription revenues are generated from the Company’s data exchange (BEAM) product, which is a medical imaging exchange platform between hospital/healthcare systems, imaging centers, physicians and patients. Subscriptions to the BEAM platform offering are recognized over time as the customer consumes the benefits of the services as the Company stands ready to provide access to the programs throughout the subscription period. Subscription customers are invoiced either quarterly or annually in advance with the customer contracts automatically renewing unless the customer issues a cancellation notice. The timing of revenue recognition is based on a time-based measure of progress as the Company provides access to the programs evenly over the course of the subscription period.

Web Imaging Revenue

Web imaging revenues are generated from the Company’s data broker (iRWD) product, which provides regulatory grade imaging and clinical data in the pharmaceutical, device manufacturing, clinical research organizations, and artificial intelligence markets. Web imaging customers are invoiced in installments as the related data is delivered. Revenue from the sale of web imaging products is recognized over time using an output measure of progress, which is based on the number of data units delivered relative to the total data units committed by the customer.

Fair Value of Equity-Based Awards

We estimate the fair value of stock option awards granted using the Black-Scholes option pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Due to the lack of company-specific historical and implied volatility data, we base the estimate of expected stock price volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated for a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero, as we have never paid dividends and do not have current plans to pay any dividends on our Common Stock.

As there was no public market for our common stock prior to November 7, 2023, the estimated fair value of our common stock was previously approved by our Board of Directors, with input from management, as of the date of each award grant, considering our most recently available independent third-party valuations of our Common Stock and our Board of Directors’ assessment of additional objective and subjective factors deemed relevant that may have changed from the date of the most recent valuation through the date of the grant.

Fair Value of Certain Debt and Liability Instruments, and the Fair Value Option of Accounting

When financial instruments contain various embedded derivatives which require bifurcation and separate accounting of those derivatives apart from the host instruments, if eligible, GAAP allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO allows the issuer to account for the entire financial instrument, including accrued interest, at fair value with subsequent remeasurements of that fair value recorded through the statements of operations. We elected the FVO of accounting for contingently convertible notes payable, including contingently issuable warrants and accrued interest, and certain term notes payable, including accrued interest, as further described below and as discussed in Note 2, Summary of Significant Accounting Policies in our accompanying consolidated financial statements included elsewhere in this Form 10-K.

Convertible notes payable and the PIPE Notes, which include the related contingently issuable warrants, contain embedded derivatives, which require bifurcation and separate accounting under GAAP, for which the Company elected the FVO for the convertible notes payable and PIPE Notes. In addition, certain term PIPE Notes were issued with separately exercisable and freestanding warrants to purchase Common Stock, were issued with substantial discounts at issuance and contained certain embedded derivatives to be bifurcated and accounted for separately for those term notes, unless the FVO is eligible and elected. Accordingly, the Company qualified for and elected the FVO for the entire PIPE Notes instruments. The convertible debt and accrued interest at their stated interest rates were initially recorded at fair value as liabilities on the consolidated balance sheets and were subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements. The changes in the fair value of the convertible notes payable and PIPE Notes are recorded in changes in fair value of convertible debt, included as a component of other income and expenses, net, in the consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the single line of change in fair value of convertible debt on the consolidated statements of operations. See additional information on valuation methodologies and significant assumptions used in Note 6, Debt, and Note 11, Fair Value Measurement to the consolidated financial statements included elsewhere in this Amended Form 10-K.

The estimated fair values of the convertible promissory notes and PIPE Notes are each determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios. The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the convertible notes are outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied discount rate. The discount rate was held constant over the valuation periods given the fact pattern associated with the Company and the stage of development.

Off-Balance Sheet Arrangements:

As of December 31, 2023, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.

Recently Adopted Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting standards.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of certain recently issued accounting standards which may impact our financial statements in future reporting periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $47 thousand and $0.3 million as of December 31, 2023, and December 31, 2022, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturities of three months.

Foreign Currency Risk

Although we are exposed to foreign currency risk from our international operations, we do not consider it to have a material impact. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transaction losses were immaterial for the year ended December 31, 2023 and 2022, each of which were recorded within other expense on the consolidated statements of operations.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents are generally held with large financial institutions. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2023, its risk relating to deposits exceeding federally insured limits was not significant.

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

Item 8. Financial Statements and Supplementary Data

ONEMEDNET CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

OneMedNet Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OneMedNet Corporation (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in temporary equity and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct Previously Issued Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2023 and 2022 consolidated financial statements have been restated to correct misstatements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operating activities since inception and expects to continue incurring operating losses and negative cash flows in the future. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

East Brunswick, New Jersey

November 4, 2024

PCAOB ID Number 100

ONEMEDNET CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2023	2022
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$47	$271
Accounts receivable, net of allowance for credit losses of $0 and $125,233 at December 31, 2023 and December 31, 2022, respectively	152	19
Prepaid expenses and other current assets	166	101
Total current assets	365	391
Deferred transaction costs	-	815
Property and equipment, net	99	83
Total assets	$464	$1,289
Liabilities, temporary equity and stockholders’ deficit
Current liabilities:
Accounts payable & accrued expenses	$4,682	$1,177
Deferred revenues	254	184
Loan extensions	2,992	-
Convertible promissory notes	-	24,743
PIPE Notes	1,637	-
Deferred underwriter fee payable	3,525	-
Other current liabilities	283	-
Total current liabilities	13,373	26,104
Convertible promissory notes	-	1,500
Loan, related party	465	-
Other long-term liabilities	68	44
Total liabilities	13,906	27,648
Commitments and contingencies (Note 13)
Temporary equity:
Preferred Series A-2, par value $0.0001, 4,200,000 shares authorized, and 0 and 3,415,923 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	9,634
Preferred Shares A-1, par value $0.0001, 4,400,000 shares authorized, and 0 and 2,839,957 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	8,010
Total temporary equity	-	17,644
Stockholders’ (deficit) equity:
Preferred Stock, par value $0.0001, 1,000,000 and 0 shares authorized at December 31, 2023 and 2022, respectively; no shares issued and outstanding at December 31, 2023 and 2022	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized and 23,572,232 and 4,033,170 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2	-
Additional paid-in-capital	77,996	13,657
Accumulated deficit	(91,440)	(57,660)
Total stockholders’ deficit	(13,442)	(26,359)
Total liabilities, temporary equity, and stockholders’ deficit	$464	$1,289

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the year ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Revenue
Subscription revenue	$878	$678
Web imaging revenue	143	475
Total revenue	1,021	1,153
Cost of revenue	1,150	1,513
Gross margin	(129)	(360)
Operating expenses
General and administrative	3,544	4,806
Sales and marketing	1,115	958
Research and development	2,065	1,591
Total operating expenses	6,724	7,355
Loss from operations	(6,853)	(7,715)
Other expense (income), net
Interest expense	11	-
Stock warrant expense	9,207	8,073
Change in fair value of warrants	(129)	-
Change in fair value of PIPE Notes	269	-
Change in fair value of convertible promissory notes	17,517	14,616
Other expense	34	30
Total other expense, net	26,909	22,719
Loss before income taxes	$(33,762)	$(30,434)
Income tax expense	18	17
Net loss	$(33,780)	$(30,451)

Earnings per share:
Basic and diluted net loss per common share outstanding	$(4.77)	$(7.66)

Basic and diluted weighted average number of common shares outstanding	7,084,068	3,973,897

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

					Total
	Series A-2		Series A-1		Temporary			Additional		Total
	Preferred Stock		Preferred Stock		Equity	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2021	3,853,797	$9,634	3,204,000	$8,010	$17,644	4,342,666	$-	$2,513	$(27,209)	$(7,052)
Retroactive application of recapitalization due to the Business Combination	(437,874)	-	(364,043)	-	-	(493,420)	-	-	-	-
Issuance of common shares in exchange for services	-	-	-	-	-	177,276	-	-	-	-
Exercise of stock options	-	-	-	-	-	6,648	-	8	-	8
Issuance of OMN warrants in conjunction with convertible promissory notes	-	-	-	-	-	-	-	8,073	-	8,073
Issuance of OMN warrants to board of directors	-	-	-	-	-	-		1,198	-	1,198
Stock-based compensation expense	-	-	-	-	-	-	-	1,865	-	1,865
Net loss	-	-	-	-	-	-	-	-	(30,451)	(30,451)
Balances as of December 31, 2022 (Restated)	3,415,923	$9,634	2,839,957	$8,010	$17,644	4,033,170	$-	$13,657	$(57,660)	$(26,359)
Issuance of common shares in exchange for services	-	-	-	-	-	265,914	-	-	-	-
Issuance of Series A-2 Preferred Stock	5,673	16	-	-	16	-	-	-	-	16
Issuance of OMN warrants in conjunction with convertible promissory notes	-	-	-	-	-	-	-	9,207	-	9,207
Exercise of OMN stock options upon Business Combination	-	-	-	-	-	543,056	-	-	-	-
Exercise of OMN warrants upon Business Combination	-	-	-	-	-	3,420,945	-	-	-	-
Conversion of OMN convertible promissory notes upon Business Combination	-	-	-	-	-	5,475,362	1	47,935	-	47,936
Conversion of preferred stock to common stock upon Business Combination	(3,421,596)	(9,650)	(2,839,957)	(8,010)	(17,660)	6,261,553	1	17,659	-	-
Issuance of common stock upon Business Combination with Data Knights, net of liabilities assumed and transaction costs	-	-	-	-	-	3,572,232	-	(11,937)	-	(11,937)
Stock-based compensation expense	-	-	-	-	-	-	-	1,475	-	1,475
Net loss	-	-	-	-	-	-	-	-	(33,780)	(33,780)
Balances as of December 31, 2023 (Restated)	-	$-	-	$-	$-	23,572,232	$2	$77,996	$(91,440)	$(13,442)

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(33,780)	$(30,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	25
Stock-based compensation expense	1,475	1,865
Stock warrant expense	9,207	8,073
Change in fair value of warrant liabilities	(129)	-
Board of director warrant expense	-	1,198
Change in fair value of PIPE Notes	269	-
Change in fair value of convertible promissory notes	17,517	14,616
Non-cash interest	11	-
Change in operating assets and liabilities:
Accounts receivable	(133)	73
Prepaid expenses and other current assets	(43)	(59)
Accounts payable & accrued expenses	717	415
Deferred revenues	70	(458)
Net cash used in operating activities	(4,791)	(4,703)
Cash flows from investing activities:
Purchases of property and equipment	(44)	(58)
Net cash used in investing activities	(44)	(58)
Cash flows from financing activities:
Proceeds from issuance of shareholder loans	454	-
Proceeds from issuance of pipe notes	1,500	-
Proceeds from issuance of convertible notes	4,175	5,140
Proceeds from issuance of Series A-2 preferred stock	16	-
Proceeds from exercise of stock options	-	8
Business Combination costs	(1,534)	(815)
Net cash provided by financing activities	4,611	4,333
Net decrease in cash and cash equivalents	(224)	(428)
Cash and cash equivalents at beginning year	271	699
Cash and cash equivalents at end of year	$47	$271
Supplemental disclosures of non-cash investing and financing activities:
Common shares issued to preferred shareholders	$17,659	$-
Common shares related to convertible promissory notes	$47,935	$-
Common shares issued to Data Knights shareholders	$(11,937)	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

OneMedNet Corporation (the “Company”) is a healthcare software company with solutions focused on digital medical image management, exchange, and sharing. The Company was founded in Delaware on November 20, 2015. The Company has been solely focused on creating solutions that simplify digital medical image management, exchange, and sharing. The Company has one wholly-owned subsidiary, OneMedNet Technologies (Canada) Inc., incorporated on October 16, 2015 under the provisions of the Business Corporations Act of British Columbia whose functional currency is the Canadian dollar. The Company’s headquarters location is Eden Prairie, Minnesota.

On November 7, 2023, we consummated a merger (the “Merger”) following the approval at the special meeting of the shareholders of Data Knights Acquisition Corp. (“Data Knights”), a Delaware corporation, held on October 17, 2023 (the “Special Meeting”), of the agreement and plan of merger, dated as of April 25, 2022 (the “Merger Agreement”), by and among Data Knights, Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Data Knights, OneMedNet Solutions Corporation (formerly named OneMedNet Corporation) (“Legacy ONMD”), Data Knights, LLC, a Delaware limited liability company (“Sponsor”), and Paul Casey, in his capacity as representative of the stockholders of Legacy ONMD. Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy ONMD, with Legacy ONMD surviving the Merger as a wholly-owned subsidiary of Data Knights (such transactions contemplated by the Merger Agreement, the “Business Combination”).

Risks and Uncertainties

The Company is subject to risks common to companies in the markets it serves, including, but not limited to, global economic and financial market conditions, fluctuations in customer demand, acceptance of new products, development by its competitors of new technological innovations, dependence on key personnel, and protection of proprietary technology.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has incurred recurring net losses since its inception, including $33.8 million and $30.5 million for the years ended December 31, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of $91.4 million as of December 31, 2023. The Company’s cash balance of $47 thousand is not adequate to fund its operations through at least twelve months from the date these consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue in existence and expand its operations, the Company will be required to, and management plans to, raise additional working capital through an equity or debt offering and ultimately attain profitable operations to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to continue receiving working capital cash payments and generating cash flow from operations.

Nasdaq Notices

On February 7, 2024, the Company received written notice (the “MVLS Nasdaq Notice”) from the Nasdaq Stock Market (“Nasdaq”) indicating that for the preceding 30 consecutive business days, the market value of the Company’s listed securities (“MVLS”) did not maintain a minimum market value of $50,000,000 (the “Minimum MVLS Requirement”) as required by Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had a compliance period of 180 calendar days, or until August 5, 2024, to regain compliance with the Minimum MVLS Requirement. Compliance could have been achieved if the Company’s MVLS closed at $50,000,000 or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq would notify the Company of its compliance, and the matter would be closed.

If the Company did not regain compliance with the Minimum MVLS Requirement by August 5, 2024, Nasdaq would have provided written notification to the Company that its Common Stock was subject to delisting. At that time, the Company could have appealed the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. The Company sought to apply for a transfer to The Nasdaq Capital Market, and on August 15, 2024, the Company received approval from Nasdaq to list the Common Stock and Public Warrants on The Nasdaq Capital Market. The Common Stock and Public Warrants were transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on August 19, 2024, and continue to trade under the symbols “ONMD” and “ONMDW,” respectively.

On March 26, 2024, the Company received written notice (the “Bid Price Nasdaq Notice”) from Nasdaq notifying the Company that, for the 30 consecutive business days prior to the date of the Bid Price Nasdaq Notice, the Common Stock did not meet the minimum bid price of $1.00 per share requirement (the “Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until September 23, 2024, to regain compliance with the Minimum Bid Price Requirement. Compliance could have been achieved if the closing bid price of the Company’s Common Stock was at least $1 for a minimum of ten consecutive business days. On June 10, 2024, the Nasdaq staff determined that for the prior 11 consecutive business days, from May 23, 2024, to June 7, 2024, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater. Accordingly, the Company regained compliance with Listing Rule 5450(a)(1), and this matter was closed.

On June 20, 2024, the Company received a delinquency notification letter from Nasdaq (the “Q1 2024 Form 10-Q Nasdaq Notice”), which indicated that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Q1 2024 Form 10-Q”) by the applicable due date, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Periodic Report Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission (“SEC”). The Q1 2024 Form 10-Q Nasdaq Notice stated that the Company had 60 calendar days to submit to Nasdaq a plan to regain compliance with the Periodic Report Rule. If Nasdaq accepted the Company’s plan to regain compliance, then Nasdaq could have granted the Company up to 180 calendar days from the prescribed due date of the Form 10-Q to regain compliance.

On September 9, 2024, the Company received a delinquency notification letter from Nasdaq (the “Q2 2024 Form 10-Q Nasdaq Notice”), which indicated that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (together with the Q1 2024 Form 10-Q, the “Delinquent Filings”) by the applicable due date, the Company was not in compliance with the Periodic Report Rule, which requires Nasdaq-listed companies to timely file all required periodic financial reports with the SEC.

On September 10, 2024, the Company received a notification letter from Nasdaq the “Nasdaq Compliance Plan Notice”), which responded to the Company’s plan to regain compliance regarding its delinquent Q1 2024 Form 10-Q, granting the Company an exception until October 31, 2024 to file the Delinquent Filings with the SEC and regain compliance with the Periodic Report Rule. In the event the Company does not regain compliance with the Periodic Report Rule by October 31, 2024, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a hearings panel.

On October 8, 2024, the Company received a delinquency notification letter from Nasdaq (the “Second MVLS Nasdaq Notice”) indicating that for the preceding 30 consecutive business days, the Company’s MVLS was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). The staff at Nasdaq also noted in the Second MVLS Nasdaq Notice that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain a minimum stockholders’ equity of $2.5 million, and Nasdaq Listing Rule 5550(b)(3), which requires listed companies to maintain a minimum of $500,000 of net income from continuing operations. In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until April 7, 2025, to regain compliance with the Minimum MVLS Requirement. Compliance may be achieved if the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify the Company of its compliance and the matter will be closed, If the Company does not regain compliance by the end of the 180-day compliance period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

On October 16, 2024, the Company received a delinquency notification letter from Nasdaq (the “Second Bid Price Nasdaq Notice,” and together with the MVLS Nasdaq Notice, the Bid Price Nasdaq Notice, the Q1 2024 Form 10-Q Nasdaq Notice, the Q2 2024 Form 10 Q Nasdaq Notice, the Nasdaq Compliance Plan Notice, and the Second MVLS Nasdaq Notice, the “Nasdaq Notices”) notifying the Company that, for the 30 consecutive business days prior to the date of the Second Bid Price Nasdaq Notice, the Common Stock did not meet the Minimum Bid Price Requirement as required by Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 14, 2025, to regain compliance. The Second Bid Price Nasdaq Notice notes that to regain compliance, the Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days at any time during the 180-day compliance period. In the event the Company does not regain compliance by the end of the 180-day compliance period, the Company may be eligible for additional time to regain compliance. To qualify for additional time, the Company must (i) meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement and (ii) provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The Nasdaq Notices received have no immediate effect on the Company’s continued listing on the Nasdaq Capital Market or the trading of the Company’s Common Stock, subject to the Company’s compliance with the other continued listing requirements. The Company is presently evaluating potential actions to regain compliance with all applicable requirements for continued listing on the Nasdaq Capital Market. There can be no assurance that the Company will be successful in maintaining the listing of its Common Stock on the Nasdaq Capital Market.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The accompanying consolidated financial statements include the accounts of OneMedNet Corporation, formerly Data Knights, and its wholly-owned subsidiary, OneMedNet Technologies Canada Ltd. All intercompany transactions and balances have been eliminated in consolidation.

Restatement to Previously Issued Consolidated Financial Statements

The Company’s consolidated financial statements for the years ended December 31, 2023 and 2022, as previously filed with the SEC on April 9, 2024, have been restated. The previously filed consolidated financial statements did not reflect the proper accounting for the business combination transaction, convertible notes, warrants, preferred stock, stock-based compensation expense, and accounts payable and accrued expenses. The Company has also restated related amounts within the accompanying footnotes to the consolidated financial statements to conform to the restated amounts in the consolidated financial statements.

The following consolidated financial statements provide a reconciliation from the originally “as reported” financial information to the now “as restated” consolidated financial information as of and for the years ended December 31, 2023 and 2022 (in thousands, except share and per share data).

Reconciliation of the Original and Restated Balance Sheet as of December 31, 2023

	As of December 31, 2023
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated	Ref.
Assets
Current assets:
Cash and cash equivalents	$47	$-	$-	$47
Accounts receivable, net of allowance for credit losses of $0 and $125,233 at December 31, 2023 and December 31, 2022, respectively	152	-	-	152
Prepaid expenses and other current assets	166	-	-	166
Total current assets	365	-	-	365
Deferred transaction costs	-	-	-	-
Property and equipment, net	99	-	-	99
Total assets	$464	$-	$-	$464
Liabilities, temporary equity and stockholders’ deficit
Current liabilities:
Accounts payable & accrued expenses	$4,184	$498	$-	$4,682	2
Loan amount due to related parties	11	-	(11)	-
Excise tax	113	-	(113)	-
Deferred revenues	254	-	-	254
Loan extensions	2,992	-	-	2,992
Loan payable	39	-	(39)	-
Canada Emergency Business Loan Act	45	-	(45)	-
Income tax payable	120	-	(120)	-
Deferred underwriter fee payable	3,525	-	-	3,525
PIPE notes	1,550	87	-	1,637	3
Other current liabilities	-	-	283	283
Total current liabilities	12,833	585	(45)	13,373
Convertible promissory notes	-	-		-
Loan, related party	465	-	-	465
Warrant liabilities	25	-	(25)	-
Other long-term liabilities	-	(2)	70	68	4
Total liabilities	13,323	583	-	13,906
Commitments and contingencies (Note 13)
Temporary equity:
Preferred Series A-2, par value $0.0001, 4,200,000 shares authorized, and 0 and 3,415,923 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-	-	-
Preferred Shares A-1, par value $0.0001, 4,400,000 shares authorized, and 0 and 2,839,957 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-	-	-
Total temporary equity	-	-	-	-
Stockholders’ (deficit) equity:
Preferred Stock, par value $0.0001, 1,000,000 and 0 shares authorized at December 31, 2023 and 2022, respectively; no shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized and 23,572,232 and 4,033,170 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3	(1)	-	2
Additional paid-in-capital	42,221	35,775	-	77,996	5
Accumulated deficit	(55,083)	(36,357)	-	(91,440)	6
Total stockholders’ deficit	(12,859)	(583)	-	(13,442)
Total liabilities, temporary equity, and stockholders’ deficit	$464	$-	$-	$464

1	Represents certain reclassification adjustments made to the consolidated balance sheet that are separate from the restatement but were included herein for completeness purposes.
2	Impact of errors related to: (i) improper cutoff of miscellaneous vendor payables; and (ii) under-accruals related to the year-end bonus and taxes.
3	Impact of errors related to the valuation of the PIPE notes containing certain embedded features that were not previously considered, which are now accounted for under the FVO.
4	Impact of errors related to the valuation of liability-classified warrants.
5	Impact of errors related to the accounting for the Business Combination. Management did not properly assess the Business Combination and associated recapitalization of the shares. Additionally, an impairment charge was erroneously included in the initial filed financial statements.
6	Cumulative and current year impacts of corrections of errors to the consolidated statements of operations, primarily related to historical adjustments within fair value of convertible debt, warrants and stock-based compensation expense.

Reconciliation of the Original and Restated Balance Sheet as of December 31, 2022

	As of December 31, 2022
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated	Ref.
Assets
Current assets:
Cash and cash equivalents	$302	$(31)	$-	$271	2
Investments held in trust	29,029	(29,029)	-	-	2
Accounts receivable, net of allowance of $0 and $125,233 at December 31, 2023 and December 31, 2022, respectively	19	-	-	19
Prepaid expenses and other current assets	101	-	-	101
Total current assets	29,451	(29,060)	-	391
Deferred transaction costs	900	(85)	-	815	3
Property and equipment, net	83	-	-	83
Total assets	$30,434	$(29,145)	$-	$1,289
Liabilities, temporary equity and stockholders’ deficit
Current liabilities:
Accounts payable & accrued expenses	$2,814	(1,637)	$-	$1,177	4
Loan amount due to related parties	12	(12)	-	-	2
Deferred revenues	184	-	-	184
Convertible promissory notes	8,490	16,253	-	24,743	5
Income tax payable	215	(215)	-	-	2
Franchise tax payable	70	(70)	-	-	2
Total current liabilities	11,785	14,319	-	26,104
Convertible promissory notes	1,500	-		1,500
Canada Emergency Business Loan Act	44	-	(44)	-
Accrued interest	691	(691)	-	-	5
Warrant liabilities	363	(363)	-	-	2
Deferred underwriter fee payable	4,025	(4,025)	-	-	2
Working capital loan	207	(207)	-	-	2
Extension loans	2,546	(2,546)	-	-	2
Other long-term liabilities	-	-	44	44
Total liabilities	21,161	6,488	-	27,648
Commitments and contingencies (Note 13)	28,750	(28,750)		-
Temporary equity:
Preferred Series A-2, par value $0.0001, 4,200,000 shares authorized, and 0 and 3,415,923 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	9,634	-	9,634	6
Preferred Shares A-1, par value $0.0001, 4,400,000 shares authorized, and 0 and 2,839,957 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	8,010	-	8,010	6
Total temporary equity	-	17,644	-	17,644
Stockholders’ (deficit) equity:
Common Stock, par value $0.0001, 100,000,000 shares authorized and 23,572,232 and 4,033,170 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	(1)	-	-
Additional paid-in-capital	24,032	(10,375)	-	13,657	7
Accumulated deficit	(43,510)	(14,150)	-	(57,660)
Total stockholders’ deficit	9,273	(35,632)	-	(26,359)
Total liabilities, temporary equity, and stockholders’ deficit	$30,434	$(29,145)	$-	$1,289

1	Represents reclassification adjustment made to the consolidated balance sheet that are separate from the restatement but were included herein for completeness purposes.
2	Impact of improper inclusion of Data Knights financial information prior to the closing of the Business Combination.
3	Impact of: (i) improper capitalization of interim review expenses; and (ii) exclusion of certain transaction-related costs for the Business Combination.
4	Impact of (i) under-accruals related to the year-end bonus and taxes; and (ii) improper inclusion of Data Knights accounts payable and accrued expenses.
5	Impact of errors related to the valuation of the convertible promissory notes containing certain embedded features that were not previously considered, which are now accounted for under the FVO (including accrued interest).
6	Impact of errors related to the accounting for historical preferred stock as temporary equity.
7	Impact of errors related to: (i) valuation of stock compensation expense; (2) identification, classification and valuation of equity-classified warrants; and (3) improper inclusion of Data Knights APIC balances.
8	Cumulative and current year impacts of corrections of errors to the consolidated statements of operations.

Reconciliation of the Original and Restated Statement of Operations for the Year Ended December 31, 2023

	For the year ended December 31, 2023
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated	Ref.
Revenue
Subscription revenue	$878	$-	$-	$878
Web imaging revenue	143	-	-	143
Total revenue	1,021	-	-	1,021
Cost of revenue	1,150	-	-	1,150
Gross margin	(129)	-	-	(129)
Operating expenses		-
General and administrative	5,274	(1,730)	-	3,544	2
Operations	226	-	(226)	-
Sales and marketing	1,115	-	-	1,115
Research and development	1,632	433	-	2,065	2
Total operating expenses	8,247	(1,297)	(226)	6,724
Loss from operations	(8,376)	1,523		(6,853)
Other expense (income), net
Impairment	10,504	(10,504)	-	-	3
Interest expense	749	(738)	-	11	4
Stock warrant expense	3,572	5,635	-	9,207	5
Change in fair value of warrants	(47)	(82)	-	(129)	6
Change in fair value of PIPE Notes	-	269	-	269	7
Change in fair value of convertible promissory notes		17,517	-	17,517	4
Other expense	52	-	(18)	34
Total other expense, net	14,830	12,097	(18)	26,909
Loss before income taxes	$(23,206)	$(10,574)	$18	$(33,762)
Income tax expense	-	-	18	18
Net loss	$(23,206)	$(10,574)	$-	$(33,780)

Earnings per share:
Basic and diluted net loss per common share outstanding	$(0.98)	$(3.78)	$-	$(4.77)	8

Basic and diluted weighted average number of common shares outstanding	23,572,232	(16,488,164)	-	7,084,068	8

1	Represents certain reclassification adjustments made to the consolidated income statement that are separate from the restatement but were included herein for completeness purposes.
2	Impact of errors related to (i) improper valuation of stock compensation expense; (ii) improper capitalization of deferred transaction costs; and (iii) under-accrued bonus and taxes.
3	Impact of improper recognition of impairment expense upon the closing of the Business Combination with Data Knights.
4	Impact of errors related to the valuation of the convertible promissory notes containing certain embedded features that were not previously considered, which are now accounted for under the FVO with changes in fair value reflected in the consolidated statements of operations (including interest expense).
5	Impact of errors related to the identification, classification and valuation of equity-classified warrants.
6	Impact of errors related to valuation of liability classified warrant values and the corresponding changes in fair value reflected in the consolidated statements of operations.
7	Impact of errors related to the valuation of the PIPE notes containing certain embedded features that were not previously considered, which are now accounted for under the FVO with changes in fair value reflected in the consolidated statements of operations (including interest expense).
8	EPS impact of corrections of errors to the consolidated statements of operations.

Reconciliation of the Original and Restated Statement of Operations for the Year Ended December 31, 2022

	For the year ended December 31, 2022
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated	Ref.
Revenue
Subscription revenue	$678	$-	$-	$678
Web imaging revenue	475	-	-	475
Total revenue	1,153	1,153	-	1,153
Cost of revenue	1,513	-	-	1,513
Gross margin	(360)	1,153	-	(360)
Operating expenses
General and administrative	8,756	(3,950)	-	4,806	2
Operations	399	-	(399)	-
Sales and marketing	958	-	-	958
Research and development	953	638	-	1,591	2
Total operating expenses	11,066	(3,312)	(399)	7,355
Loss from operations	(11,426)	3,711	399	(7,715)
Other expense (income), net
Income tax provision	215	(215)	-	-	3
Interest expense	403	(403)	-	-	4
Stock warrant expense	-	8,073	-	8,073	5
Change in fair value of warrants	(4,489)	4,489	-	-	3
Change in fair value of convertible promissory notes	-	14,616	-	14,616	4
Other expense	47	-	(17)	30
Unrealized gain or loss	(1,372)	1,372	-	-	3
Total other expense, net	(5,196)	27,932	(17)	22,719
Loss before income taxes	$(6,230)	$(24,221)	$416	$(30,434)
Income tax expense	-	-	17	17
Net loss	$(6,230)	$(24,221)	$399	$(30,451)

Earnings per share:
Basic and diluted net loss per common share outstanding	N/M	$(7.66)	$-	$(7.66)	6

Basic and diluted weighted average number of common shares outstanding	N/M	3,973,897	-	3,973,897	6

1	Represents certain reclassification adjustments made to the consolidated income statement that are separate from the restatement but were included herein for completeness purposes.
2	Impact of errors related to (i) improper valuation of stock compensation expense; (ii) improper capitalization of deferred transaction costs; and (iii) under-accrued bonus and taxes.
3	Impact of improper recognition of Data Knights income tax provision, liability classified warrants and unrealized gain/loss prior to the closing of the Business Combination.
4	Impact of errors related to the valuation of the convertible promissory notes containing certain embedded features that were not previously considered, which are now accounted for under the FVO with changes in fair value reflected in the consolidated statements of operations (including interest expense).
5	Impact of errors related to the identification, classification and valuation of equity-classified warrants.
6	EPS impact of corrections of errors to the consolidated statements of operations.

Reconciliation of the Original and Restated Statement of Cash Flows for the Year Ended December 31, 2023

	For the year ended December 31, 2023
	As Previously Reported	Restatement Adjustments	As Restated	Ref.
Cash flows from operating activities:
Net loss	$(23,206)	$(10,574)	$(33,780)	1
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	-	28
Business combination cost	900	(900)	-	2
Cash held in trust account	29,029	(29,029)	-	3
Stock-based compensation expense	-	1,475	1,475	4
Stock warrant expense	-	9,207	9,207	5
Change in fair value of warrant liabilities	-	(129)	(129)	6
Change in fair value of PIPE Notes	-	269	269	7
Change in fair value of convertible promissory notes	-	17,517	17,517	8
Non-cash interest	-	11	11	10
Change in operating assets and liabilities:
Accounts receivable	(133)	-	(133)
Prepaid expenses and other current assets	(65)	22	(43)	2, 3
Accounts payable & accrued expenses	1,372	(655)	717	2, 3, 9
Deferred revenues	70	-	70
Excise tax liability	113	(113)	-	2, 3
Extension loan	446	(446)	-	2, 3
Franchise tax payable	(70)	70	-	2, 3
Income tax payable	(95)	95	-	2, 3
Working capital loan	(168)	168	-	2, 3
Net cash used in operating activities	8,221	(13,012)	(4,791)
Cash flows from investing activities:
Purchases of property and equipment	(44)	-	(44)
Net cash used in investing activities	(44)	-	(44)
Cash flows from financing activities:
Proceeds from issuance of shareholder loans	465	(11)	454	10
Proceeds from issuance of PIPE notes	1,550	(50)	1,500	7
Common stock subject to redemption	(28,750)	28,750	-	2
Deferred underwriting fee	(500)	500	-	2
Warrant liability	(338)	338	-	2
Additional paid-in capital	18,189	(18,189)	-	2
Retained earnings adjustment	11,633	(11,633)	-	2
Proceeds (repayment) from issuance of convertible notes	(10,681)	14,856	4,175	8
Proceeds from issuance of Series A-2 preferred stock	-	16	16	2
Business Combination costs	-	(1,534)	(1,534)	2
Net cash provided by financing activities	(8,432)	13,043	4,611
Net decrease in cash and cash equivalents	(255)	31	(224)
Cash and cash equivalents at beginning of year	302	(31)	271
Cash and cash equivalents at end of year	$47	$-	$47
Supplemental disclosures of non-cash investing and financing activities:
Common shares issued to preferred shareholders	$-	$17,659	$17,659	2
Common shares related to convertible promissory notes	$-	$47,935	$47,935	2
Common shares issued to Data Knights shareholders	$-	$(11,937)	$(11,937)	2

1	Accumulated effects of adjustments due to the restatement of the consolidated statement of operations for the year ended December 31, 2023.
2	Includes impact of errors related to the accounting for the Business Combination. Management did not properly assess the Business Combination and associated recapitalization of the shares. Additionally, an impairment charge was erroneously included in the initial filed financial statements.
3	Includes impact of improper inclusion of Data Knights financial information as of December 31, 2022 prior to the closing of the Business Combination.
4	Impact of errors related to improper valuation of stock compensation expense.
5	Impact of errors related to the identification, classification and valuation of equity-classified warrants.
6	Impact of errors related to valuation of liability classified warrant values and the corresponding changes in fair value reflected in the consolidated statements of operations.
7	Impact of errors related to the valuation of the PIPE notes containing certain embedded features that were not previously considered, which are now accounted for under the FVO.
8	Impact of errors related to the valuation of the convertible promissory notes containing certain embedded features that were not previously considered, which are now accounted for under the FVO (including accrued interest).
9	Includes current year and prior year impact of errors related to improper cutoff of accounts payable and accrued expenses. Refer to balance sheet restatement reconciliation for more information.
10	Impact of improper presentation of non-cash interest expense in financing activities.

Reconciliation of the Original and Restated Statement of Cash Flows for the Year Ended December 31, 2022

	For the year ended December 31, 2022
	As Previously Reported	Restatement Adjustments	As Restated	Ref.
Cash flows from operating activities:
Net loss	$(6,230)	$(24,221)	$(30,451)	1
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	-	25
Stock-based compensation expense	1,600	265	1,865	3
Cash held in trust account	88,292	(88,292)	-	2
Stock warrant expense	-	8,073	8,073	4
Board of director warrant expense	-	1,198	1,198	4
Change in fair value of convertible promissory notes	-	14,616	14,616	6
Change in operating assets and liabilities:
Accounts receivable	73	-	73
Prepaid expenses and other current assets	(876)	817	(59)	2
Accounts payable & accrued expenses	1,929	(1,514)	415	2, 7
Deferred revenues	(458)	-	(458)
Amount due to related party	12	(12)	-	2
Extension loan	2,546	(2,546)	-	2
Franchise tax payable	(94)	94	-	2
Income tax payable	215	(215)	-	2
Working capital loan	207	(207)	-	2
Net cash used in operating activities	87,241	(91,944)	(4,703)
Cash flows from investing activities:		-
Purchases of property and equipment	(58)	-	(58)
Net cash used in investing activities	(58)	-	(58)
Cash flows from financing activities:
Payments of Canada Emergency Business Loan Act	(3)	3	-	N/M
Common stock subject to redemption	(88,550)	88,550	-	2
Warrant liability	(4,489)	4,489	-	2
Additional paid-in capital	2,826	(2,826)	-	2
Retained earnings adjustment	(3,360)	3,360	-	2
Proceeds from issuance of convertible notes	5,543	(403)	5,140	6
Proceeds from exercise of stock options	-	8	8	N/M
Business Combination Costs	-	(815)	(815)	2
Net cash provided by financing activities	(88,033)	92,366	4,333
Net decrease in cash and cash equivalents	(850)	422	(428)
Cash and cash equivalents at beginning of year	1,152	(453)	699
Cash and cash equivalents at end of year	$302	(31)	$271

1	Accumulated effects of adjustments due to the restatement of the consolidated statement of operations for the year ended December 31, 2022.
2	Impact of improper inclusion of Data Knights financial information as of December 31, 2022 prior to the closing of the Business Combination.
3	Impact of errors related to improper valuation of stock compensation expense.
4	Impact of errors related to the identification, classification and valuation of equity-classified warrants.
5	Impact of errors related to valuation of liability classified warrant values and the corresponding changes in fair value reflected in the consolidated statements of operations.
6	Impact of errors related to the valuation of the convertible promissory notes containing certain embedded features that were not previously considered, which are now accounted for under the FVO (including accrued interest).
7	Current year and prior year impact of errors related to improper cutoff of accounts payable and accrued expenses. Refer to balance sheet restatement reconciliation for more information.
8	Improper presentation of Business Combination costs as well as errors identified related to capitalization of such costs. Refer to balance sheet restatement reconciliation for more information.

Reconciliation of the Original and Restated Statement of Changes in Temporary Equity and Stockholders’ Deficit as of December 31, 2023

						Total
		Series A-2		Series A-1		Temporary				Additional		Total
		Preferred Stock		Preferred Stock		Equity	Common Stock			Paid-in	Accumulated	Stockholders’
	Ref.	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Commitments	Capital	Deficit	Deficit
As Previously Reported
Balances as of December 31, 2022		3,853,797	$-	3,204,000	$-	$-	9,388,958	$1	$28,750	$24,032	$(43,510)	$9,273
Issuance of common shares in exchange for services		-	-	-	-	-	-	-	-		-	-
Issuance of Series A-2 Preferred Stock		-	-	-	-	-	-	-	-		-	-
Issuance of OMN warrants in conjunction with convertible promissory notes		-	-	-	-	-	-	-	-		-	-
Exercise of OMN stock options upon Business Combination		-	-	-	-	-	612,670	-	-	613	-	613
Exercise of OMN warrants upon Business Combination		-	-	-	-	-	3,859,464	-	-	3,859	-	3,859
Conversion of OMN convertible loans upon Business Combination		-	-	-	-	-	6,177,229	1	-	6,177	-	6,178
Conversion of OMN convertible promissory notes upon Business Combination		(3,853,797)	-	(3,204,000)	-	-	7,057,797	1	-	7,057	-	7,058
Private OneMedNet to ONMD Public Shares		-	-	-	-	-	(2,257,326)	-	-	(2,257)	-	(2,257)
Issuance of PIPE warrants		-	-	-	-	-	-	-	-	101	-	101
Issuance of common stock upon Business Combination with Data Knights, net of liabilities assumed and transaction costs		-	-	-	-	-	(1,266,560)	-	-	746	-	746
Common stock redemption		-	-	-	-	-	-	-	(28,750)		-	(28,750)
Stock-based compensation expense		-	-	-	-	-	-	-	-	1,893	-	1,893
Retained earnings adjustment		-	-	-	-	-	-	-	-		11,633	11,633
Net loss		-	-	-	-	-	-	-	-		(23,206)	(23,206)
Balances as of December 31, 2023 (as previously reported)		-	$-	-	$-	$-	23,572,232	$3	$-	$42,221	$(55,083)	$(12,859)

Restatement Adjustments
Balances as of December 31, 2022	1	(437,874)	$9,634	(364,043)	$8,010	$17,644	(5,355,788)	$(1)	$(28,750)	$(10,375)	$(14,150)	$(35,632)
Issuance of common shares in exchange for services	2	-	-	-	-	-	265,914	-	-	-	-	-
Issuance of Series A-2 Preferred Stock	2	5,673	16	-	-	16	-	-	-	-	-	16
Issuance of OMN warrants in conjunction with convertible promissory notes	3	-	-	-	-	-	-	-	-	9,207	-	9,207
Exercise of OMN stock options upon Business Combination	4	-	-	-	-	-	(69,614)	-	-	(613)	-	(613)
Exercise of OMN warrants upon Business Combination	4	-	-	-	-	-	(438,519)	-	-	(3,859)	-	(3,859)
Conversion of OMN convertible promissory notes upon Business Combination	4	-	-	-	-	-	(701,867)	-	-	41,758	-	41,758
Conversion of preferred stock to common stock upon Business Combination	4	432,201	(9,650)	364,043	(8,010)	(17,660)	(796,244)	-	-	10,602	-	(7,058)
Private OneMedNet to ONMD Public Shares	4	-	-	-	-	-	2,257,326	-	-	2,257	-	2,257
Issuance of PIPE warrants	3	-	-	-	-	-	-	-	-	(101)	-	(101)
Issuance of common stock upon Business Combination with Data Knights, net of liabilities assumed and transaction costs	1	-	-	-	-	-	4,838,792	-	-	(12,683)	-	(12,683)
Common stock redemption	1	-	-	-	-	-	-	-	28,750	-	-	28,750
Stock-based compensation expense	5	-	-	-	-	-	-	-	-	(418)	-	(418)
Retained earnings adjustment	1	-	-	-	-	-	-	-	-	-	(11,633)	(11,633)
Net loss	6	-	-	-	-	-	-	-	-	-	(10,574)	(10,574)
Balances as of December 31, 2023 (restatement adjustments)		-	$-	-	$-	$-	-	$(1)	$-	$35,775	$(36,357)	$(583)

As Restated
Balances as of December 31, 2022		3,415,923	$9,634	2,839,957	$8,010	$17,644	4,033,170	$-	$-	$13,657	$(57,660)	$(26,359)
Issuance of common shares in exchange for services		-	-	-	-	-	265,914	-	-	-	-	-
Issuance of Series A-2 Preferred Stock		5,673	16			16						16
Issuance of OMN warrants in conjunction with convertible promissory notes		-	-	-	-	-	-	-	-	9,207	-	9,207
Exercise of OMN stock options upon Business Combination		-	-	-	-	-	543,056	-	-	-	-	-
Exercise of OMN warrants upon Business Combination		-	-	-	-	-	3,420,945	-	-	-	-	-
Conversion of OMN convertible promissory notes upon Business Combination							5,475,362	1		47,935		47,936
Conversion of preferred stock to common stock upon Business Combination		(3,421,596)	(9,650)	(2,839,957)	(8,010)	(17,660)	6,261,553	1		17,659		-
Private OneMedNet to ONMD Public Shares		-	-	-	-	-	-	-	-	-	-	-
Issuance of PIPE warrants		-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock upon Business Combination with Data Knights, net of liabilities assumed and transaction costs		-	-	-	-	-	3,572,232	-	-	(11,937)	-	(11,937)
Common stock redemption		-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense		-	-	-	-	-	-	-	-	1,475	-	1,475
Retained earnings adjustment		-	-	-	-	-	-	-	-	-	-	-
Net loss		-	-	-	-	-	-	-	-	-	(33,780)	(33,780)
Balances as of December 31, 2023 (as restated)		-	$-	-	$-	$-	23,572,232	$2	$-	$77,996	$(91,440)	$(13,442)

1	Cumulative impact of corrections of errors to the prior year.
2	Impact of errors related to the accounting and presentation of the recapitalization.
3	Impact of errors related to identification, classification and valuation of equity-classified warrants.
4	Includes impact of errors related to the accounting for the Business Combination. Management did not properly assess the Business Combination and associated recapitalization of the shares. Additionally, an impairment charge was erroneously included in the initial filed financial statements.
5	Impact of errors related to improper valuation of stock compensation expense.
6	Current year impact of corrections of errors to the consolidated statements of operations.

Reconciliation of the Original and Restated Statement of Changes in Temporary Equity and Stockholders’ Deficit as of December 31, 2022

						Total
		Series A-2		Series A-1		Temporary				Additional		Total
		Preferred Stock		Preferred Stock		Equity	Common Stock			Paid-in	Accumulated	Stockholders’
	Ref.	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Commitments	Capital	Deficit	Deficit
As Previously Reported
Balances as of December 31, 2021		3,853,797	$-	3,204,000	$-	$-	7,802,941	$1	$28,750	$19,607	$(33,920)	$14,438
Retroactive application of recapitalization due to Business Combination		-	-	-	-	-	1,378,517	-	-	2,826	(3,360)	(534)
Issuance of common shares in exchange for services		-	-	-	-	-	200,000	-	-	200	-	200
Exercise of stock options		-	-	-	-	-	7,500	-	-	7	-	7
Issuance of OMN warrants in conjunction with convertible promissory notes		-	-	-	-	-	-	-	-	-	-	-
Issuance of OMN warrants to board of directors		-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense		-	-	-	-	-	-	-	-	1,392	-	1,392
Net loss		-	-	-	-	-	-	-	-	-	(6,230)	(6,230)
Balances as of December 31, 2022 (as previously reported)		3,853,797	$-	3,204,000	$-	$-	9,388,958	$1	$28,750	$24,032	$(43,510)	$9,273

Restatement Adjustments
Balances as of December 31, 2021	1	-	$9,634	-	$8,010	$17,644	(3,460,275)	$(1)	$(28,750)	$(17,094)	$6,711	$(21,490)
Retroactive application of recapitalization due to Business Combination	2	(437,874)	-	(364,043)	-	-	(1,871,937)	-	-	(2,826)	3,360	534
Issuance of common shares in exchange for services	2	-	-	-	-	-	(22,724)	-	-	(200)	-	(200)
Exercise of stock options	2	-	-	-	-	-	(852)	-	-	1	-	1
Issuance of OMN warrants in conjunction with convertible promissory notes	3	-	-	-	-	-	-	-	-	8,073	-	8,073
Issuance of OMN warrants to board of directors	4	-	-	-	-	-	-	-	-	1,198	-	1,198
Stock-based compensation expense	5	-	-	-	-	-	-	-	-	473	-	473
Net loss	6	-	-	-	-	-	-	-	-	-	(24,221)	(24,221)
Balances as of December 31, 2022 (restatement adjustments)		(437,874)	$9,634	(364,043)	$8,010	$17,644	(5,355,788)	$(1)	$(28,750)	$(10,375)	$(14,150)	$(35,632)

As Restated
Balances as of December 31, 2021		3,853,797	$9,634	3,204,000	$8,010	$17,644	4,342,666	$-	$-	$2,513	$(27,209)	$(7,052)
Retroactive application of recapitalization due to Business Combination		(437,874)	-	(364,043)	-	-	(493,420)	-	-	-	-	-
Issuance of common shares in exchange for services		-	-	-	-	-	177,276	-	-	-	-	-
Exercise of stock options		-	-	-	-	-	6,648	-	-	8	-	8
Issuance of OMN warrants in conjunction with convertible promissory notes		-	-	-	-	-	-	-	-	8,073	-	8,073
Issuance of OMN warrants to board of directors										1,198	-	1,198
Stock-based compensation expense		-	-	-	-	-	-	-	-	1,865	-	1,865
Net loss		-	-	-	-	-	-	-	-	-	(30,451)	(30,451)
Balances as of December 31, 2022 (as restated)		3,415,923	$9,634	2,839,957	$8,010	$17,644	4,033,170	$-	$-	$13,657	$(57,660)	$(26,359)

1	Cumulative impact of corrections of errors to the prior year.
2	Impact of errors related to the accounting and presentation of the recapitalization.
3	Impact of errors related to identification, classification and valuation of equity-classified warrants.
4	Impact of error related to identificatoin and recognition of board of director warrante expense.
5	Impact of errors related to improper valuation of stock compensation expense.
6	Current year impact of corrections of errors to the consolidated statements of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the amounts disclosed in these notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue such as determining the nature and timing of the satisfaction of performance obligations, allowances for accounts receivable, useful lives and realizability of long-lived assets, accounting for income taxes and related valuation allowances, and stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid, short-term investments with a maturity of three months or less when purchased. Cash equivalents consist of money market funds and are carried at cost, which approximates fair value. The balances, at times, may exceed FDIC insured limits. The Company believes that, as of December 31, 2023 and 2022, its risk relating to deposits exceeding federally insured limits was not significant. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable is unsecured, recorded at net realizable value, and do not bear interest. Accounts receivable is considered past due if not paid within the terms established between the Company and the customer. Amounts are only written off after all attempts at collections have been exhausted. The Company determines the need for an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2023 and 2022, the Company established allowances for credit losses of $0 and $0.1 million, respectively.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment from 0 to 90 days from the invoice date. For the year ended December 31, 2023, there was 1 customer that accounted for 10% or more of total revenue, and there were 2 customers that accounted for 10% or more of total revenue for the year ended December 31, 2022. The following table represents these customers’ aggregate percent of total revenue:

	For the year ended December 31,
	2023	2022
Customer 1	51%	29%
Customer 2	0%	22%
Aggregate percent of revenue	51%	51%

As of December 31, 2023, three customers accounted for more than 10% of the Company’s accounts receivable balance, and four customers accounted for over 10% of the Company’s accounts receivable balance at December 31, 2022. The following table represents these customers’ aggregate percent of total accounts receivable:

	As of December 31,
	2023	2022
Customer 1	36%	0%
Customer 2	33%	0%
Customer 3	27%	0%
Customer 4	0%	39%
Customer 5	0%	32%
Customer 6	0%	16%
Customer 7	0%	13%
Aggregate percent of total accounts receivable	96%	100%

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The straight-line method is used for computing depreciation and amortization. Assets are depreciated and amortized over their estimated useful lives ranging from three to five years. Cost of maintenance and repairs are charged to expense when incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future undiscounted net cash flows from the use of the asset are less than the carrying amount of that asset. There were no such losses during the years ended December 31, 2023 or December 31, 2022.

Fair value option of accounting

When financial instruments contain various embedded derivatives which may require bifurcation and separate accounting of those derivatives apart from the entire host instrument, if eligible, ASC 825, Financial Instruments, allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The FVO allows the issuer to account for the entire financial instrument at fair value with subsequent remeasurements of that fair value recorded through the statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the convertible, or contingently convertible, instrument is classified in stockholders’ equity and the instrument does not contain a beneficial conversion feature at issuance. In addition, because a contingent beneficial conversion feature, if any, is not separately recognized within stockholders’ equity at the issuance date, a convertible debt instrument with a contingent beneficial conversion feature is therefore eligible for the FVO if all other criteria are met.

Based on the eligibility assessment discussed above, the Company concluded that its convertible notes payable is eligible for the FVO and accordingly elected the FVO for those debt instruments. This election was made because of operational efficiencies in valuing and reporting for these debt instruments in their entirety at each reporting date.

Convertible promissory notes and the PIPE Notes contain embedded derivatives, which require bifurcation and separate accounting under GAAP, for which the Company elected the FVO. In addition, certain term PIPE Notes were issued with separately exercisable and freestanding warrants to purchase common stock, were issued with substantial discounts at issuance and contained certain embedded derivatives to be bifurcated and accounted for separately for those term notes, unless the FVO is eligible and elected. Accordingly, the Company qualified for and elected the FVO for the entire PIPE Notes instruments. The convertible debt and accrued interest at their stated interest rates were initially recorded at fair value as liabilities on the consolidated balance sheets and were subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements. The changes in the fair value of the convertible promissory notes and PIPE Notes are recorded in changes in fair value of convertible debt and change in fair value of PIPE Notes, included as a component of other (income) expenses, net, in the consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the respective single line of change in fair value of convertible debt and change in fair value of PIPE Notes on the consolidated statements of operations. See additional information on valuation methodologies and significant assumptions used in Note 6 and Note 10.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities included as a component of other (income) expenses, net in the consolidated statements of operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs, as shown in Note 11 to the consolidated financial statements.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

When quoted market prices are available in active markets, the fair value of assets and liabilities is estimated within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models, quoted prices of assets and liabilities with similar characteristics, or discounted cash flows, within Level 2 of the valuation hierarchy. In cases where Level 1 or Level 2 inputs are not available, the fair values are estimated by using inputs within Level 3 of the hierarchy.

The Company has determined the estimated fair value of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. Accordingly, these estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values can be materially affected by using different assumptions or methodologies. The methods and assumptions used in estimating the fair values of financial instruments are based on carrying values and future cash flows.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, convertible notes payable, liability classified financial instruments and certain privately issued warrants. The carrying amounts of cash and cash equivalents and accounts payable financial instruments approximate their fair value due to their short-term nature. The carrying amount of accounts receivable is net of an allowance that reflects management’s best estimate of expected credit losses. See Note 11 for fair value measurements.

Classification of Series A-1, and Series A-2 preferred stock

The Company originally classified its Series A-1 and Series A-2 preferred stock (collectively “Preferred Stock”) outside of permanent equity because the Preferred Stock contained certain redemption features that result in those shares being redeemable upon the occurrence of certain events that are not solely within the Company’s control, including liquidation, sale or transfer of control. Accordingly, the Preferred Stock was recorded outside of permanent equity and was subject to the classification guidance provided under ASC 480-10-S99. Because dividends were not contractually required to be accrued on the Preferred Stock as there was no stated or required dividend rate per annum, the Company was not required to accrete dividends into the carrying amount of the Preferred Stock in anticipation of a future contingent event or redemption value. Accordingly, the Company did not adjust the carrying values of the Preferred Stock to the respective liquidation preferences of such shares because of the uncertainty of whether or when such events would occur. As of December 31, 2023, all shares of Preferred Stock were converted into Common Stock pursuant to their provisions in connection with the Business Combination, which closed on November 7, 2023 (see Note 3).

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which aligns revenue recognition with the transference of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

This core principle is achieved to the application of a five-step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied. Payment terms between customers related to product and services sales vary by the type of customer, country of sale, and the products or services offered and could result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

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

The transaction price for the products is the invoiced amount. Advanced billings from contracts are deferred and recognized as revenue when earned. Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable. The Company excludes from revenue taxes collected from a customer that are assessed by a governmental authority and imposed on and concurrent with a specific revenue-producing transaction. Deferred revenue consists of payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. The Company receives payments from customers based upon contractual billing schedules. Accounts receivable is recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts typically range from zero to 90 days, with typical terms of 30 days.

Subscription Revenue

Subscription revenues are generated from the Company’s data exchange (BEAM) product, which is a medical imaging exchange platform between hospital/healthcare systems, imaging centers, physicians and patients. Subscriptions to the BEAM platform offering are recognized over time as the customer consumes the benefits of the services as the Company stands ready to provide access to the programs throughout the subscription period. Subscription customers are invoiced either quarterly or annually in advance with the customer contracts automatically renewing unless the customer issues a cancellation notice. The timing of revenue recognition is based on a time-based measure of progress as the Company provides access to the programs evenly over the course of the subscription period.

Web Imaging Revenue

Web imaging revenues are generated from the Company’s data broker (iRWD) product, which provides regulatory grade imaging and clinical data in the pharmaceutical, device manufacturing, clinical research organizations, and artificial intelligence markets. Web imaging customers are invoiced in installments as the related data is delivered. Revenue from the sale of web imaging products is recognized over time using an output measure of progress, which is based on the number of data units delivered relative to the total data units committed by the customer.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities, at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company establishes a valuation allowance if it believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of all available evidence.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Patents and Trademarks

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company and are included in research and development expenses on the consolidated statements of operations.

Research and Development

The Company accounts for its research and development (“R&D”) costs in accordance with ASC 730, Research and Development (“ASC 730”). ASC 730 requires that R&D costs are generally recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable. For the years ended December 31, 2023 and December 31, 2022 research and development expenditures were charged to operating expense as incurred.

Stock-based Compensation

The Company recognizes compensation expense related to employee option grants and restricted stock grants, if any, in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”).

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition is recognized in the period of the forfeiture. Generally, and unless otherwise specified, the Company grants stock options with service-based only vesting conditions and records the expense for these awards using the straight-line method over the requisite service period.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

Prior to the Business Combination, the Company was required to periodically estimate the fair value of its Common Stock with the assistance of an independent third-party valuation firm when issuing stock options and computing estimated stock-based compensation expense. The assumptions underlying these valuations represented the Company’s best estimates, which involved inherent uncertainties and the application of significant levels of judgment. In order to determine the fair value of its Common Stock, the Company considered, among other items, previous transactions involving the sale of Company securities, the business, financial condition and results of operations, economic and industry trends, the market performance of comparable publicly traded companies, and the lack of marketability of the Company’s Common Stock.

Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold convertible preferred stock and common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in materially different fair values of stock options at each valuation date, as applicable. Following the Business Combination (see Note 3), the Company used the public price of its Common Stock.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the biotechnology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method, which reflects the weighted-average of time-to-vesting. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Net loss per common share

Earnings per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s Common Stock and participating securities. Although the Company’s historical Preferred Stock contained participating rights in any dividend declared and paid by the Company and were therefore participating securities, the Preferred Stock had no stated dividends and OneMedNet has never paid any cash dividends and does not plan to pay any dividends in the foreseeable future. Net loss attributable to common stockholders and participating securities is allocated to each share on an if-converted basis as if all of the earnings for the period had been distributed. However, the participating securities do not include a contractual obligation to share in the losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted earnings per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. Contingently convertible notes payable and PIPE Notes were not included for purposes of calculating the number of diluted shares outstanding as the number of dilutive shares is based on a conversion contingency associated with the completion of a future financing event that had not occurred, and the contingency was not resolved, in the reporting periods presented herein. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the Preferred Stock, convertible notes, stock option awards and outstanding warrants to purchase common stock were antidilutive.

As a result of the Company reporting net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the years ended December 31, 2023 and 2022 because including them would have been antidilutive (in thousands):

	For the year ended December 31,
	2023	2022 (1)
Employee stock options	-	913,856
Restricted stock awards	-	177,276
Warrants for common stock	12,181,019	2,367,607
Series A-1 preferred stock	-	2,839,957
Series A-2 preferred stock	-	3,415,923
Convertible promissory notes	-	3,786,610
Total common stock equivalents	12,181,019	13,501,229

(1)	Retroactively restated for the reverse recapitalization in Note 3.

General and Administrative

General and administrative expenses include all costs that are not directly related to satisfaction of customer contracts. General and administrative expenses include items for the Company’s selling and administrative functions, such as sales, finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, and depreciation expense.

Emerging Growth Company

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and footnotes.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, “Topic 326”, an amendment on measurement of credit losses on financial assets held by at each reporting date. The guidance requires the use of a new current expected credit loss (“CECL”) model in estimating allowances for doubtful accounts with respect to accounts receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Effective January 1, 2023, the Company adopted ASU No. 2016-13 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted ASU No. 2022-03 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3. Business Combination

On November 7, 2023, the Company closed the previously announced Business Combination pursuant to the Merger Agreement, dated April 25, 2022, by and among Data Knights, Merger Sub, and Legacy ONMD, as described in Note 1.

Pursuant to the Merger Agreement: (i) Merger Sub merged with and into Legacy ONMD, with Legacy ONMD surviving the Merger, as a wholly-owned subsidiary of Data Knights, and (ii) Data Knights, which had been formed as a Delaware corporation solely for the purpose of facilitating the Business Combination, changed its name to OneMedNet Corporation.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Data Knights was treated as the acquired company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, Legacy ONMD’s stockholders have the majority of the voting power of the combined entity, Legacy ONMD comprised all of the ongoing operations of the combined entity, Legacy ONMD comprised a majority of the governing body of the combined entity, and Legacy ONMD’s senior management comprised all of the senior management of the combined entity. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy ONMD issuing shares for the net assets of Data Knights, accompanied by a recapitalization.

Since this is considered a recapitalization for accounting purposes, the net assets of Data Knights were not remeasured at fair value but were stated at historical cost and there was no goodwill or intangibles recognized. Operations prior to the Business Combination are those of Legacy ONMD.

The aggregate consideration to the stockholders of Legacy ONMD at the closing of the Business Combination was approximately $20.0 million, which consisted of the Company’s shares of common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share, resulting in the issuance of 20,000,000 shares of Common Stock.

Upon the closing, each of Legacy ONMD’s outstanding convertible notes, with a fair value of $47.9 million, converted into 5,475,362 shares of the Company’s Common Stock.

Also, upon the closing, 3,853,797 shares of Series A-2 Preferred Stock and 3,204,000 shares of Series A-1 Preferred Stock converted into 6,261,553 shares of Common Stock. Legacy ONMD’s 612,670 outstanding stock options and 3,859,464 outstanding warrants converted into 543,057 and 3,420,945 shares, respectively, of Common Stock.

As a result of the above, the share figures in the consolidated statement of temporary equity and stockholders’ deficit for the year ended December 31, 2022 have been adjusted for the application of the recapitalization ratio of 0.88637847 per share.

The Company received net cash consideration of approximately $0.1 million and net liabilities of Data Knights of approximately $11.0 million. The net liabilities of Data Knights were as follows (in thousands):

Prepaid expenses and other current assets	$22
Accounts payable & accrued expenses	(4,501)
Loan extensions	(2,992)
Deferred underwriter fee payable	(3,525)
Warrant liability	(20)
$(11,016)

The Company incurred transaction costs of $0.9 million in connection with the Business Combination. Following consummation of the Business Combination, the Company owned all of the issued and outstanding equity interests in Legacy ONMD and its subsidiary, and the Legacy ONMD securityholders held approximately 78.2% of the Company. Following consummation of the Business Combination, the Company’s Common Stock and the Company’s Public Warrants began trading on the Nasdaq Global Market under the symbols “ONMD” and “ONMDW”, respectively.

Private Investment in Public Equity (“PIPE”) Financing

On June 28, 2023, the Company and Data Knights entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively referred to as the “Purchasers”) for PIPE financing in the aggregate original principal amount of $1.5 million. Pursuant to the Securities Purchase Agreement, Data Knights issued and sold to each of the Purchasers, a new series of senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of Common Stock at the Purchasers election at a conversion price equal to the lower of (i) $10.00 per share, pr (ii) 92.5% of the lowest volume weighted average trading price for the ten (10) Trading Days immediately preceding the Conversion Date. The Purchasers’ $1.5 million investment in the PIPE Notes closed and funded contemporaneous to the Closing of the Business Combination.

Effective immediately prior to the Closing, Data Knights issued the PIPE Notes to the Purchasers under the private offering exemptions under Securities Act of 1933, as amended (the “Securities Act”).

Deferred Underwriter Fees

In connection with the Business Combination, Data Knights entered into an agreement with their underwriters (“EF Hutton”) whereby EF Hutton agreed to waive the related merger underwriting fees that were payable at closing ($4.0 million) in exchange for allocated payments as follows: (i) $0.5 million in cash at closing; (ii) a $0.5 million promissory note that matures on March 1, 2024; and (iii) a transfer of 277,778 shares of Common Stock. The Company paid the $0.5 million of cash due at closing and the remaining $3.5 million is recorded as deferred underwriter fee payable on its consolidated balance sheet as of December 31, 2023.

Loan Extensions

In connection with the Business Combination, the Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be exchanged for a fixed amount of Common Stock upon the closing of a business combination or a similar event. As of December 31, 2023, a balance of $3.0 million remained outstanding and is recorded as loan extensions on the Company’s consolidated balance sheet.

4. Property and Equipment

Property and equipment are summarized as of December 31 (in thousands):

	As of December 31,
	2023	2022
Computers	$303	$259
Furniture and equipment	4	4
Total property and equipment	307	263
Less: accumulated depreciation and amortization	(208)	(180)
Property and equipment, net	$99	$83

Depreciation and amortization expense was $0.03 million and $0.02 million for the years ended December 31, 2023 and 2022, respectively, which is recorded within general and administrative expenses in the consolidated statements of operations.

5. Income Taxes

The Company has operations in the United States and Canada. The components of income (loss) before the provision for income taxes are as follows (in thousands):

	For the year ended December 31,
	2023	2022
United States	$(33,827)	$(30,456)
Foreign	65	22
Total loss before income taxes	$(33,762)	$(30,434)

The components of the income tax provision for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31,
	2023	2022
Current federal	$-	$-
Current state	-	-
Current foreign	18	17
Total current tax provision (benefit)	$18	$17
Deferred federal	-	-
Deferred state	-	-
Deferred foreign	-	-
Total deferred tax provision (benefit)	$-	$-
Total income tax provision (benefit)	$18	$17

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	As of December 31,
	2023	2022
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.2%	(1.2)%
Stock-based compensation expense	(0.9)%	(1.4)%
Permanent differences - other	(0.2)%	0.0%
Change in fair value of convertible notes	(11.0)%	(10.5)%
Change in fair value of warrants	(5.7)%	(5.8)%
Change in valuation allowance	(3.4)%	(1.0)%
Other, net	(0.1)%	(1.2)%
Effective income tax rate	-0.1%	-0.1%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$7,393	$6,551
Capitalized research costs	337	-
Fixed assets	25	34
Other	4	16
Total gross deferred tax assets	7,759	6,601
Less: valuation allowance	(7,753)	(6,597)
Net deferred tax assets	$6	$4
Deferred tax liabilities
Other	$(6)	$(4)
Total deferred tax liabilities	$(6)	$(4)
Net deferred taxes	$-	$-

The Company has generated both federal and state net operating losses (NOL) of approximately $31.3 million and $15.9 million, respectively. The federal NOLs include $12.2 million which expire at various dates beginning in 2030 and $19.1 million which carry forward indefinitely. The state NOLs expire at various dates beginning in 2030.

Ownership changes, as defined in the Internal Revenue Code Section 382, could limit the amount of NOLs that can be utilized annually to offset future taxable income. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. The Company’s ability to utilize its federal and state tax attributes may be limited by ownership changes that have occurred in the past or may occur in the future. The Company has not yet conducted a formal study of whether, or to what extent, past changes in control of the Company impacts its ability to utilize NOL carryforwards because such NOL carryforwards cannot be utilized until the Company achieves profitability.

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets, which are comprised primarily of net operating loss carryforwards and research costs capitalized for tax purposes. Management has considered the Company’s history of cumulative operating losses and estimated future tax losses and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2023 and 2022. The valuation allowance increased by $1.2 million in 2023 due to the increase in deferred tax assets, primarily due to net operating loss carryforwards and capitalized research costs.

As of December 31, 2023 and 2022, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company files federal, various state, and Canada tax returns. In the U.S., all tax years since inception remain open to examination by major tax jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the respective tax authorities if they have or will be used in a future period. In Canada, the Company is generally no longer subject to income tax examinations for the years before 2020. The Company is currently not under examination by any tax authority.

6. Convertible Debt

Convertible Promissory Notes

2019 Notes

During November 2019, the Company entered into a convertible promissory note (the “2019 Note”) agreement with a related party investor. The total amount of the 2019 Note is $1.5 million. The 2019 Note is unsecured and bears interest at a rate of four percent annually from the date of issuance until the outstanding principal is paid or converted. The 2019 Note matures on January 1, 2025. The 2019 Note shall automatically convert into the next offering of preferred stock upon closing of such next equity financing. The number of shares of preferred stock to be issued upon conversion shall be equal to the number obtained by dividing the outstanding principal and unpaid accrued interest owed on the date of conversion, by the conversion price. The conversion price is 100 percent of the lowest price per share paid for the next equity preferred stock by other investors in the next equity financing. In the event that prior to the conversion or repayment of amounts owed, the Company completes a financing transaction in which the Company sells equity securities but such transaction does not qualify as next equity financing (i.e., an “alternative financing”), then the principal and unpaid accrued interest may (upon written election of the purchaser holding the 2019 Note) convert into the securities issued by the Company in the alternative financing. The number of alternative financing equity securities to be issued upon such conversion shall be equal to the number obtained by dividing the outstanding principal and unpaid accrued interest owed by an amount equal to 100 percent multiplied by the lowest price per share at which the alternative financing equity securities are sold and issued for cash in the alternative financing.

2022 Notes and 2023 Notes

During 2022, the Company entered into convertible promissory notes with related party investors totaling $4.7 million and unrelated party investors totaling $0.4 million (each investor, a “Purchaser”) (the “2022 Notes”). During 2023, the Company entered into various convertible promissory notes with related party investors totaling $2.3 million and unrelated party investors totaling $1.9 million (the “2023 Notes”, and together with the 2019 Notes and 2022 Notes, the “Convertible Promissory Notes”). The 2022 Notes and 2023 Notes issued are unsecured and bear an interest rate of six percent annually from the date of issuance until the outstanding principal is paid or converted. On November 11, 2022, the 2022 Notes were amended and restated in order to (i) provide for the sale and issuance to Purchasers of additional convertible promissory notes and warrants to purchase shares of the Company’s capital stock, (ii) provide for the sale and issuance of warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share to Purchasers who purchased 2022 Notes between January 1, 2022 and November 11, 2022; and (iii) extend the maturity date of all outstanding 2022 Notes from December 31, 2022 to March 31, 2023.

The principal and unpaid accrued interest on each of the 2022 Notes and 2023 Notes will convert: (i) automatically, upon the Company’s issuance of equity securities (the “Next Equity Financing”) in a single transaction, or series of related transactions, with aggregate gross proceeds to the Company of at least $5,000,000, into shares of the Company’s capital stock issued to investors in the Next Equity Financing, at a conversion price equal to the lesser of (A) a 20% discount to the lowest price per share of shares sold in the Next Equity Financing, or (B) $2.50 per share; (ii) at the noteholder’s option, in the event of a defined Corporate Transaction (as defined in the next paragraph) while the 2022 Notes and 2023 Notes remain outstanding, into shares of the Company’s Series A-2 Preferred Stock at a conversion price equal to $2.50 per share; and (iii) at the noteholder’s option, on or after the maturity date while the 2022 Notes and 2023 Notes remains outstanding, into shares of the Company’s Series A-2 Preferred Stock at a conversion price equal to $2.50 per share.

If a Corporate Transaction occurs before the repayment or conversion of the 2022 Notes and 2023 Notes, the Company will pay at the closing of the Corporate Transaction to each noteholder that elects not to convert its 2022 Notes and 2023 Notes in connection with such Corporate Transaction an amount equal to the outstanding principal amount of such noteholder’s Note plus a 20% premium. “Corporate Transaction” means (a) a sale by the Company of all or substantially all of its assets, (b) a merger of the Company with or into another entity (if after such merger the holders of a majority of the Company’s voting securities immediately prior to the transaction do not hold a majority of the voting securities of the successor entity) or (c) the transfer of more than 50% of the Company’s voting securities to a person or group.

In connection with the issuance of the 2022 Notes and 2023 Notes, the Company also issued 2,056,000 and 1,670,000 warrants (the “Convertible Notes Warrants”) in 2022 and 2023, respectively, with an exercise price of $1.00 per share. The expiration date of the Convertible Notes Warrant is the earliest to occur the expiration of the five-year period following the date of issuance, the closing of a firm commitment underwritten public offering of the Company’s Common Stock; or the closing of an Corporation Transaction. The Convertible Notes Warrants when exercised entitles the holder to one share of the Company’s Common Stock. The Convertible Notes Warrants include anti-dilutive measure to address stock dividends, stock splits, and additional shares of Common Stock due to reorganization of the Company. In the case of reclassification or reorganization, each holder shall be entitled to receive, in lieu of stock or other securities and property receivable, the stock or other securities or property to which such holder would have been entitled if the holder had exercised the Convertible Notes Warrants immediately prior. The Convertible Notes Warrants will terminate at the earliest of (1) the expiration of five-year period following the date of issuance, (2) the closing of a firm commitment underwritten public offering of the Company’s Common Stock; (3) the closing of a sale of the Company. The holders of the Convertible Notes Warrants are not permitted to sell, pledge, distribute, offer for sale, transfer, or otherwise dispose of the Convertible Notes Warrants in the absence of (i) an effective registration statement under the Securities Act, or (ii) an opinion of counsel, satisfactory to the Company and to be provided at the sole cost of the holder, that such registration and qualification are not required. Furthermore, neither the Convertible Notes Warrants nor any rights may be assigned, conveyed, or transferred, in whole or in part, without the Company’s prior written consent. See additional information on the accounting for the warrants in Note 10.

The Convertible Promissory Notes were issued for general working capital purposes. The Company elected the FVO of accounting for its Convertible Promissory Notes. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (income) expenses, net in the accompanying consolidated statements of operations under the caption change in fair value of convertible debt.

As of December 31, 2022 the fair value of the 2019 Notes and 2022 Notes was $26.2 million which was included in both short-term and long-term liabilities on the consolidated balance sheets.

In November 2023, the Convertible Promissory Notes were converted pursuant to their provision in connection with the Business Combination between Data Knights and the Company and were no longer outstanding as of December 31, 2023.

PIPE Notes

In June 2023, the Company entered into the PIPE SPA in which the Company was required to sell senior secured convertible notes and warrants to directors of the Company. The PIPE SPA stipulates a collateral security agreement between the Company and the directors for punctual payment and performance by the Company on its obligations to the Directors. The intellectual property of the Company serves as the collateral for the PIPE Notes. The PIPE Notes and related warrants were issued through a PIPE financing transaction, which is a form of debt and equity offering under an exemption in the securities laws for qualifying private placements by issuers of publicly traded securities. On November 7, 2023, the Company received a total of $1.5 million from the directors in exchange for PIPE Notes in the aggregate principal amount of $1.6 million (plus accrued interest of $0.1 million) and 95,745 warrants to acquire Common Stock. The PIPE Notes are convertible into shares of Common Stock at the PIPE Investor’s election at a conversion price equal to the lower of (i) $10.00 per share, and (ii) 92.5% of the lowest VWAP for the ten (10) trading days immediately preceding the conversion date, subject to the floor price of $1.14 (representing 20% of the closing price of the Common Stock on the last trading day before the closing of the Business Combination), or the alternative conversion ratio of the greater of the floor price and the lesser of 80% of the VWAP of the common stock as of the trading day and 80% of the price computed as the quotient of the sum of the VWAP of the Common Stock for each of the three trading days with the lowest VWAP of the Common Stock during the fifteen consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by three. All such determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock. The PIPE Notes mature on the first anniversary of the issuance date, or November 7, 2024.

The Company elected the FVO of accounting for its PIPE Notes. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (income) expenses, net in the accompanying consolidated statements of operations under the caption change in fair value of pipe notes.

As of December 31, 2023 the fair value of the PIPE Notes was $1.6 million which was included in current liabilities on the consolidated balance sheets.

7. Canadian Emergency Business Loan Act (“CEBA”)

During December 2020, the Company applied for and received a $0.06 CAD ($0.04 USD) equivalent CEBA loan. The loan was provided by the Government of Canada to provide capital to organizations to see them through the challenges related to the COVID-19 pandemic and better position them to return to providing services and creating employment. The loan is unsecured. The loan was interest free through December 31, 2023. If the loan was paid back by January 18, 2024, $0.01 million of the loan would have been forgiven. If the loan was not paid back by January 18, 2024, the full $0.04 million loan would have been converted to loan repayable over three years with a 5% interest rate. The loan was paid back prior to January 18, 2024. At December 31, 2023 the loan was classified as Canada Emergency Business Loan Act under other long-term liabilities on the consolidated balance sheets.

The Company accounted for the loan as debt in accordance with FASB ASC 470, Debt, and accrued interest in accordance with the interest method under FASB ASC 835-30.

8. Stockholders’ Deficit

As of December 31, 2022, 4,033,170 and 6,255,880 shares of Common Stock and Preferred Stock were issued and outstanding, respectively (after giving effect to the exchange ratio in Note 3). Subsequent to the Business Combination, the Company was authorized to issue up to 101,000,000 shares of capital stock, par value $0.0001 per share, consisting of (a) 100,000,000 shares of Common Stock and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”). As of December 31, 2023, 23,572,232 shares of Common Stock were issued and outstanding. The Company had no Preferred Stock outstanding at December 31, 2023.

Series A-2 Preferred Stock

The Company’s previously issued and outstanding Series A-2 preferred stock included a $0.15 per share annual noncumulative dividend when and if declared by the Board of Directors. No dividends were declared in the years ended December 31, 2023 or December 31, 2022. The Series A-2 preferred stock also included a liquidation preference of 1.25 times the original issue price plus any declared but unpaid dividends upon the liquidation, dissolution, merger or sale of substantially all the assets of the Company and had a preference upon liquidation over Series A-1 preferred stock and Common Stock. Each share of Series A-2 preferred stock could have been converted into equal shares of Common Stock at the option of the holder at any time. In addition, the Series A-2 preferred stock shares were automatically convertible into common shares upon the sale of shares of common stock to the public at the then applicable conversion price in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in at least $20 million in proceeds, net of underwriting discounts and commissions. Each share of Series A-2 preferred stock had voting rights equal to the number of shares of Common Stock then issuable upon conversion of such share of Series A-2 preferred stock. The Company was obligated to redeem shares of Series A-2 Preferred Stock upon liquidation, dissolution, or winding-up of the Company, or a merger, consolidation, lease or transfer of the Company (a “Deemed Liquidation Event”), unless a majority of the holders of Series A-2 Preferred Stock and a majority of the holders of Series A-1 Preferred Stock consent otherwise. As of December 31, 2022, the liquidation preference of the Series A-2 Preferred Stock was $10.7 million (after giving effect to the Business Combination exchange ratio described Note 3). In connection with the Business Combination, the shares of Series A-2 preferred stock were converted into Common Stock using an exchange ratio of 1:1.

Series A-1 Preferred Stock

The Company’s previously issued and outstanding Series A-1 preferred stock included a $0.15 per share annual noncumulative dividend when and if declared by the Board of Directors. No dividends were declared in the years ended December 31, 2023 or December 31 2022. The Series A-1 preferred stock also included a liquidation preference of 1.25 times the original issue price plus any declared but unpaid dividends upon the liquidation, dissolution, merger or sale of substantially all the assets of the Company and had a preference upon liquidation over Common Stock. Each share of Series A-1 preferred stock could have been converted into equal shares of Common Stock at the option of the holder at any time. In addition, the Series A-1 preferred stock shares were automatically convertible into common shares upon the sale of shares of common stock to the public at the then applicable conversion price in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in at least $20 million in proceeds, net of underwriting discounts and commissions. Each share of Series A-1 preferred stock had voting rights equal to the number of shares of Common Stock then issuable upon conversion of such share of Series A-1 preferred stock. The Company was obligated to redeem shares of Series A-1 Preferred Stock upon a Deemed Liquidation Event, unless a majority of the holders of Series A-1 Preferred Stock consent otherwise. As of December 31, 2022, the Series A-1 preferred stock has a liquidation preference of $8.9 million (after giving effect to the Business Combination exchange ratio described in Note 3). In connection with the Business Combination, the shares of Series A-1 preferred stock were converted into Common Stock using an exchange ratio of 1:1.

9. Stock Based Compensation

Stock Options

During 2020, the Company adopted an equity incentive plan (the “2020 Plan”), which provided for the granting of incentive and nonqualified stock options to employees, directors, and consultants of Legacy ONMD. As of December 31, 2020, the Company had reserved 3,000,000 shares of common stock under the 2020 Plan. Under the 2020 Plan, option awards were generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant; those option awards generally vested with a range of one to four years of continuous service and had ten-year contractual terms. Certain option awards provided for accelerated vesting if there was a change in control, as defined in the 2020 Plan. The 2020 Plan also permitted the granting of restricted stock and other stock-based awards. Unexercised options were cancelled upon termination of employment and became available for reissuance under the 2020 Plan.

At the Special Meeting held on October 17, 2023, Data Knights shareholders considered and approved the OneMedNet Corporation 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an amount of shares of Common Stock equal to 10% of the number of shares of Common Stock of OneMedNet following the Business Combination for issuance thereunder. The 2022 Plan was approved by the Legacy ONMD Board of Directors on October 17, 2023. The 2022 Plan became effective immediately upon the Closing of the Business Combination and replaced the 2020 Plan.

Information with respect to options outstanding is summarized as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2021	728,603	$1.00	$-
Granted	511,440	1.00
Exercised	(6,648)	1.00
Cancelled	(319,539)	1.00
Outstanding as of December 31, 2022	913,856	$1.00	$3,199
Exercised	(613,510)	1.00
Cancelled	(300,346)	1.00
Outstanding as of December 31, 2023	-	$-	$-
Vested and exercisable as of December 31, 2023	-	-	$-

For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $0.4 million and $0.3 million, respectively, on its outstanding stock options. The Company has determined its share-based payments to be a Level 3 fair value measurement. For the year ended December 31, 2023 and 2022, the Company has used the Black-Scholes option pricing model and estimated no expected dividends and the following weighted average assumptions:

For the year ended December 31,
	2023	2022
Risk-free interest rate	-	0.73% - 2.96%
Expected dividend yield	-	-
Expected term in years	-	1.36 - 1.85
Expected volatility	-	50.0% - 86.3%

On November 7, 2023, as part of the Business Combination, the 2020 Plan was cancelled and all vested shares were exercised and converted at the appropriate conversion ratio to Common Stock of the Company. The Company issued shares of Common Stock of 543,057 which represents 613,510 vested options less an exercise price of $1.00.

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting as well as compensation for services performed by the Board of Directors. The following table summarizes restricted stock award activity for the years ended December 31, 2023 and 2022:

		Weighted
	Number of	Average Grant
	Awards	Date Fair Value
Nonvested as of December 31, 2021	-	$-
Granted	354,551	4.80
Vested	(177,276)	4.80
Nonvested as of December 31, 2022	177,275	$1.48
Granted	88,639	7.21
Vested	(265,914)	5.60
Nonvested as of December 31, 2023	-	$-

The total fair value of the Company’s previous stock awards vested during the years ended December 31, 2023 and 2022 was $1.1 million and $1.5 million, respectively. On November 7, 2023, as part of the Business Combination, all vested shares were exercised and converted at the appropriate conversion ratio to Common Stock of the Company.

The Company recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the periods presented (in thousands):

	For the year ended December 31,
	2023	2022
Research and development	$434	$638
General and administrative	1,041	1,227
Total stock-based compensation expense	$1,475	$1,865

10. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of December 31,
	2023	2022
Liability Classified Warrants
Private Placement Warrants	585,275	-
PIPE Warrants	95,744	-
Subtotal	681,019	-
Equity Classified Warrants
Legacy ONMD Warrants	-	545,213
Convertible Promissory Note Warrants	-	1,822,394
Public Warrants	11,500,000	-
Subtotal	11,500,000	2,367,607
Grant Total	12,181,019	2,367,607

Legacy ONMD Warrants

In 2021, there were 174,102 Legacy ONMD outstanding common stock warrants (“Legacy ONMD Warrants”) issued to directors for service at a weighted average exercise price of $0.10. In 2022 for the exercise price of $1.00, Legacy ONMD issued 145,746 warrants to directors for 2021 service and 294,000 warrants for 2022 service. The Legacy ONMD Warrants are equity-classified and accounted for in accordance with ASC 718. ASC 718 requires the use of the “fair-value-based method” for measuring the value of stock-based compensation. In applying “fair-value-based method” (absent identical or similar instruments) companies are required to use an option-pricing model, adjusted to accommodate the unique characteristics of the employee stock options. ASC 718’s measurement objective is to determine the fair value of stock-based compensation at the grant date assuming that employees/directors fulfill the award’s vesting conditions (if applicable) and will retain the award. The fair value of an award is the cost to the Company for granting the award and should reflect the estimated value of the instruments that the company would be obligated to provide to an employee/director when the employee has satisfied the service conditions. This resulted in an expense of $0 and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

In connection with the closing of the Business Combination on November 7, 2023, all Legacy ONMD Warrants issued for services were cashless exercised into shares of Legacy ONMD common stock and exchanged for Common Stock based on the appropriate conversion ratio less the applicable exercise price per Legacy ONMD Warrant.

Convertible Promissory Notes Warrants

As described in Note 6, the Company issued Convertible Promissory Notes Warrants in 2022 and 2023. The Convertible Promissory Note Warrants are classified as equity in accordance with ASC 815. The Company has elected to measure the Notes using the fair value option under ASC 825 discussed in Note 6. The Company determined that the fair value of the combined instrument significantly exceeds the proceeds received, therefore, the Company concluded that the warrants are most accurately portrayed as an issuance cost related to the convertible promissory notes. This resulted in an expense of $9.2 million and $8.0 million being allocated to the Convertible Promissory Notes Warrants during the year ended December 31, 2023 and 2022, respectively, which is classified as stock warrant expense in the consolidated statements of operations.

In connection with the closing of the Business Combination on November 7, 2023, all Convertible Promissory Notes Warrants were cashless exercised into shares of Legacy ONMD common stock and exchanged based on the appropriate conversion ratio for the Common Stock less an exercise price of $1.00.

PIPE Warrants

In connection with the PIPE Notes described in Note 6, the Company also issued 95,745 warrants to purchase Common Stock (“PIPE Warrants”). The Company accounts for the PIPE Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, requires that the Company record a derivative liability upon issuance of the warrants. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

As of December 31, 2023, all 95,745 PIPE Warrants remain outstanding.

Public Warrants

In connection with the closing of the Business Combination on November 7, 2023, the Company assumed 11,500,000 public warrants (the “Public Warrants”) to purchase Common Stock with an exercise price of $11.50 per share. The Public Warrants became exercisable 30 days after the Closing of the Business Combination. Each Public Warrant is exercisable for one share of Common Stock

The Company may redeem the outstanding Public Warrants for $0.01 per Public Warrant upon at least 30 days’ prior written notice of redemption given after the Public Warrants become exercisable, if the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the Public Warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the holders of the Public Warrants. Upon issuance of a redemption notice by the Company, the holders of the Public Warrants may, at any time after the redemption notice, exercise the Public Warrants on a cashless basis.

The Public Warrants are classified as equity, with the fair value of the Public Warrants as of the date of the Business Combination closed to additional paid-in capital.

As of December 31, 2023, all 11,500,000 Public Warrants remain outstanding.

Private Placement Warrants

In connection with the closing of the Business Combination on November 7, 2023, the Company assumed 585,275 private warrants to purchase Common Stock with an exercise price of $11.50 per share (the “Private Placement Warrants”). The Private Placement Warrants (and shares of Common Stock issued or issuable upon exercise of the Private Placement Warrants) in general were not transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by the Company so long as they are held by the Sponsor or their respective permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor, Metric or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, required that the Company record a derivative liability upon the closing of the Business Combination. Accordingly, the Company classifies each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Private Placement Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Private Placement Warrants will be reclassified as of the date of the event that causes the reclassification.

As of December 31, 2023, all 585,275 Private Placement Warrants remained outstanding.

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	$-	$-	$9	$9
PIPE warrants	-	-	14	14
PIPE notes	-	-	1,637	1,637
Total liabilities, at fair value	$-	$-	$1,660	$1,660

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$-	$-	$26,243	$26,243
Total liabilities, at fair value	$-	$-	$26,243	$26,243

The following table presents the changes in the Private Warrants, PIPE Notes and PIPE Warrants, and the convertible promissory notes measured at fair value for the years ended December 31, 2023 and 2022 (in thousands):

Level 3 Rollforward:	Private Warrants	PIPE Notes & Warrants	Convertible Promissory Notes
Balance, December 31, 2021	$-	$-	$6,487
Additions	-	-	5,140
Changes in fair value	-	-	14,616
Balance, December 31, 2022	-	-	26,243
Additions	21	1,500	4,175
Changes in fair value	(12)	151	17,517
Reclassified to additional paid-in-capital	-	-	(47,935)
Balance, December 31, 2023	$9	$1,651	$-

Private Placement Warrants and PIPE Warrants

The aggregate fair value of the Private Placement Warrants and PIPE Warrants was $152,602 and $23,393 as of November 7, 2023 and December 31, 2023, respectively. The Company remeasured the fair value of the Private Placement Warrants and PIPE Warrants at November 7, 2023 and December 31, 2023 using the Black-Scholes option-pricing model with the following assumptions:

	As of December 31,		As of November 7,
	2023		2023
	PIPE	Private	PIPE	Private
	Warrants	Warrants	Warrants	Warrants
Stock price	$0.81	$0.81	$5.25	$7.76
Exercise price	$10.00	$11.50	$10.00	$11.50
Expected volatility	80.0%	51.5%	45.0%	5.2%
Weighted average risk-free rate	3.8%	3.9%	4.5%	4.6%
Expected dividend yield	-	-	-	-
Expected term (in years)	4.9	4.8	5.0	5.0

Convertible Promissory Notes and PIPE Notes

The estimated fair values of the convertible promissory notes and PIPE Notes are each determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios. The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the convertible notes are outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied discount rate. The discount rate was held constant over the valuation periods given the fact pattern associated with the company and the stage of development.

As of December 31, 2023, in connection with the Closing of the Business Combination described in Note 3, all convertible promissory notes were converted to Common Stock in accordance with the conversion provisions in the original agreements.

The fair value of the PIPE Notes was $1.8 million and $1.6 million as of November 7, 2023 and December 31, 2023, respectively.

12. Related Party Transactions

PIPE Notes and Warrants

As disclosed in Note 3 and Note 6, Data Knights issued and sold PIPE Notes in connection with the Business Combination, which are convertible into shares of the Company’s Common Stock. Total proceeds raised from the PIPE Notes were $1.5 million, of which $1.0 million were with related party investors. Refer to Note 3 and Note 6 for additional details on the terms of the PIPE Notes.

In connection with the issuance of the PIPE Notes, the Company also issued a total of 95,744 shares of PIPE Warrants, of which 63,829 shares were issued to the same related party investors. Refer to Note 10 for additional details on the terms of the PIPE Warrants.

Convertible Promissory Notes and Warrants

From 2019 to 2023, the Company issued various Convertible Promissory Notes to related party investors. Total gross proceeds raised from Convertible Promissory Notes with related parties was $12.3 million (out of $14.2 million total). In connection with the issuance of the Convertible Promissory Notes, the Company also issued 2,976,000 shares of Convertible Promissory Note Warrants to the same related parties (out of 3,726,000 total). Refer to Note 6 and Note 10 for additional details on the terms of the Convertible Promissory Notes and Convertible Promissory Note Warrants, respectively.

The Closing of the Business Combination triggered the conversion of all Convertible Promissory Notes into shares of Common Stock of the Company, as disclosed in Note 3.

Shareholder Loans

From April 2023 to December 2023, the Company entered into shareholder loans with two related party investors (the “Shareholder Loans”) for aggregate gross proceeds of $954 thousand. The Shareholder Loans bear an interest rate of 8.0% and mature one year after the commencement date of each agreement. There are no financial or non-financial covenants associated with the Shareholder Loans. The Shareholder Loans are not convertible into equity.

On November 7, 2023, in connection with the Business Combination, one of the Shareholder Loans for $0.5 million was converted into a PIPE Note equal to the amount of principal and interest outstanding at the time of Closing. The Company accounted for the exchange as an extinguishment whereby the Shareholder Loan was written off and a separate PIPE Note was recorded at fair value, as disclosed in Note 6. The extinguishment had no impact on the Company’s consolidated statement of operations for the year ended December 31, 2023.

As of December 31, 2023, a total of $454 thousand of Shareholder Loans remains outstanding which is classified as loan – related party on the consolidated balance sheet.

Loan Extensions

As disclosed in Note 3, in connection with the Business Combination, the Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be exchanged for a fixed amount of the Company’s Common Stock upon the closing of a business combination or a similar event. As of December 31, 2023, a balance of $3.0 million remains outstanding and is recorded as loan extensions on the Company’s consolidated balance sheet.

13. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $7,695 and $7,694 of rent expense, including common tenant costs and cancellation costs, during the years ended December 31, 2023 and 2022, respectively.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recognized, if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022.

14. Subsequent Events

The Company has evaluated subsequent events occurring through November 4, 2024, the date the consolidated financial statements were issued, for events requiring recording or disclosure in the Company’s consolidated financial statements.

Settlement of Deferred Underwriting Fees

During 2024, through the date of this report, the Company issued 256,944 and 20,834 shares of Common Stock to EF Hutton LLC and Kingwood Capital Partners, LLC, respectively, as consideration for $3.0 million owed by the Company for underwriting commission due at the Closing of the Business Combination.

Share Repurchase

During 2024, through the date of this report, the Company bought back 187,745 shares of Common Stock from a convertible note holder.

Shareholder Loans

During 2024, through the date of this report, the Company received gross proceeds of $2.0 million in connection with shareholder loans with related party investors. Of the $2.0 million, $1.6 million is convertible into shares of Common Stock at a conversion price of $0.7535 per share. The remaining $0.4 million is not convertible into equity and bears an interest rate of 8.0% with a maturity date one year from issuance. The Company subsequently repaid $0.2 million of the non-convertible shareholder loans through the date of this report.

Private Placements

As previously announced on a Current Report on Form 8-K filed with the SEC on April 2, 2024, on March 28, 2024, the Company entered into a definitive securities purchase agreement (the “Helena SPA”) with Helena Global Investment Opportunities 1 Ltd. (“Helena”), an affiliate of Helena Partners Inc., a Cayman-Islands based advisor and investor providing for up to $4.5 million in funding through a private placement for the issuance of senior secured convertible notes (the “Helena Notes”). On June 14, 2024, the Company and Helena entered into a termination agreement (the “Helena Termination Agreement”) to terminate the Helena SPA and related documents. Pursuant to the Helena Termination Agreement, the Company issued to Helena a warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.20 per share and agreed to reimburse Helena for certain reasonable and documented out-of-pocket legal fees and expenses incurred in connection with entry into the Helena SPA and Helena Termination Agreement and related documents.

On July 23, 2024 and July 25, 2024, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain institutional investors in connection with the private placement of its Common Stock and pre-funded warrants with aggregate gross proceeds of approximately $4.6 million, before deducting fees and expenses payable by the Company. The Company intends to use the net proceeds for working capital and general corporate purposes. Pending use of the funds, the Company used a portion of the net proceeds to purchase Bitcoin ($BTC). There is no guarantee on the holding period for the purchased Bitcoin.

Pursuant to the Securities Purchase Agreements, the Company agreed to issue and sell to the investors 1,297,059 shares of its Common Stock at a price of $1.0278 per share, pre-funded warrants exercisable for 1,323,530 shares of its Common Stock at an exercise price of $1.0278 per share, and 2,301,791 shares of its Common Stock at a price of $0.85 per share. The investors were required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. The price per share of all Common Stock and pre-funded warrants sold in the private placement meets the minimum price requirement under Nasdaq Listing Rule 5635(d). The securities were issued to institutional accredited investors in a private placement pursuant to Section 4(a)(2) and Regulation D promulgated under the Securities Act.

On September 24, 2024, the Company entered into securities purchase agreements (the “Follow-on SPA”) with an institutional investor in connection with the private placement of its Common Stock, warrants and pre-funded warrants with aggregate gross proceeds of approximately $1.7 million, before deducting fees and expenses payable by the Company. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. Pending use of the funds, the Company plans to use a portion of the net proceeds to purchase Bitcoin ($BTC).

Pursuant to the Follow-on SPA, the Company agreed to issue and sell to the investor 1,918,591 shares of its Common Stock at a price of $0.65 per share, warrants exercisable for 133,095 shares of its Common Stock at an exercise price of $0.325 per share and pre-funded warrants exercisable for 743,314 shares of its Common Stock at an exercise price of $0.65 per share. The investor was required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The warrants and pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. The price per share of all Common Stock and pre-funded warrants sold in the private placement meets the minimum price requirement under Nasdaq Listing Rule 5635(d). The securities were issued to institutional accredited investors in a private placement pursuant to Section 4(a)(2) and Regulation D promulgated under the Securities Act.

Standby Equity Purchase Agreement

On June 17, 2024, the Company entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”). Pursuant to the SEPA, subject to certain conditions, the Company has the option to sell to Yorkville an aggregate amount of up to up to $25.0 million of the Company’s shares of Common Stock at the Company’s request from time to time following both the repayment of the Promissory Note described below and the effectiveness of a resale registration statement covering the shares of Common Stock issued under the SEPA. The SEPA terminates on its 24-month anniversary.

Each advance may not exceed the greater of 500,000 shares and 100% of the average daily volume traded of the Common Stock during the five trading days immediately prior to requested advance. The shares would be purchased at a price equal to 97% of the Market Price as defined in the SEPA. The Company may establish a minimum acceptable price in each advance below which the Company will not be obligated to make any sales to Yorkville.

Any purchase under an advance would be subject to certain limitations, including that Yorkville will not purchase or acquire any shares that would result in it and its affiliates beneficially owning more than 4.99% of the then outstanding voting power or number of shares of Common Stock or any shares that when aggregated with shares issued under all other earlier advances, would exceed 4,767,616 shares of Common Stock (representing 19.99% of the aggregate number of then outstanding shares of Common Stock) (the “Exchange Cap”) unless shareholders approved issuances in excess of the Exchange Cap.

In connection with the execution of the SEPA, the Company paid a $25,000 structuring fee to Yorkville. The Company agreed to pay a commitment fee of $0.5 million to Yorkville, which will be paid in shares in two tranches.

Additionally, Yorkville agreed to advance to the Company, in exchange for a convertible promissory note (the “Yorkville Promissory Note”), a principal amount of $1.5 million, which was funded on June 18, 2024. The Yorkville Promissory Note is due on June 18, 2025, and interest shall accrue at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Yorkville Promissory Note. The Yorkville Promissory Note will be convertible by Yorkville into shares of Common Stock at an aggregate purchase price based on a price per share equal to the lower of (a) $1.3408 per share (subject to downward reset upon the filing of the resale registration statement described below) or (b) 90% of the lowest daily VWAP of the Common Stock on Nasdaq during the seven trading days immediately prior to each conversion (the “Variable Price”), but which Variable Price may not be lower than the Floor Price then in effect. The “Floor Price” is $0.28 per share, subject to the Company’s option to reduce the Floor Price to any amounts set forth in a written notice to Yorkville. While the Promissory Note is outstanding, Yorkville may initiate an investor advance under the SEPA at the Promissory Note conversion price, the proceeds of which would be used to repay the Yorkville Promissory Note.

The Yorkville Promissory Note may be accelerated by Yorkville upon specified events of default, and may become amortizable for cash if (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days, (ii) the Company has issued in excess of 95% of the shares of Common Stock available under the Exchange Cap or (iii) the Company is in material breach of its obligations under a Registration Rights Agreement it entered into with Yorkville in connection with the SEPA or Yorkville becomes limited in its ability to freely resell shares subject to an advance as further described in the Yorkville Promissory Note, subject to de-amortization after certain cures.

Yorkville Letter

On October 8, 2024, Yorkville sent the Company a letter notifying the Company that it had breached a registration rights agreement with Yorkville by failing to file a Registration Statement on Form S-1 on the timeline set forth in the registration rights agreement (the “Yorkville Letter”). The Yorkville Letter asserted that this breach was an event of default and an amortization event under the prepaid advance in connection with SEPA. The Yorkville Letter also asserted that the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 was an event of default under the Yorkville Promissory Note. The Company subsequently engaged in discussions with Yorkville regarding the Yorkville Letter, which discussions are ongoing.

Pursuant to the Yorkville Promissory Note, upon the occurrence of an amortization event, the Company is required to pay all principal and accrued interest on the Yorkville Promissory Note, plus a 10% payment premium on the principal amount, in equal installments over 3 calendar months or until the amortization event is cured, whichever is earlier. In addition, upon the occurrence of an event of default, the interest rate on the Yorkville Promissory Note increases to 18% retroactive to the date of the event of default.

Executive Turnover

As previously announced on a Current Report on Form 8-K filed with the SEC on April 2, 2024, on March 22, 2024, Paul J. Casey notified the Company of his intention to retire as Chief Executive Officer of the Company effective March 29, 2024. Mr. Casey continued to serve as a member of the Board of Directors until October 1, 2024. In connection with Mr. Casey’s retirement from the Company, Mr. Casey and the Company entered into a Resignation Agreement and Release, dated March 22, 2024, pursuant to which Mr. Casey was paid $12,000 as a severance payment, and the Board of Directors approved a stock option grant providing for the grant of 147,000 five-year options exercisable at $1.00 per share to Mr. Casey. On March 27, 2024, Scott Holbrook, a member of the Board of Directors and a member of the Company’s Audit Committee, notified the Company of his intention to retire from the Company’s Board of Directors effective March 29, 2024.

Effective March 29, 2024, the Board of Directors (i) appointed Aaron Green to serve as Chief Executive Officer of the Company to fill the vacancy created by the retirement of Paul Casey; (ii) appointed Mr. Green, to serve as a member of the Board of Directors to fill the vacancy created by the retirement of Scott Holbrook; and (iii) appointed Dr. Thomas Kosasa, a member of the Board of Directors, to serve on the Company’s Audit Committee, also to fill the vacancy created by the retirement of Scott Holbrook.

As previously announced on Form 8-K, on August 26, 2024, Lisa Embree, Chief Financial Officer (“CFO”), Executive Vice President, Treasurer and Secretary, notified the Company of her intention to resign from her position effective August 30, 2024.

Effective August 30, 2024, the Board appointed Mr. Robert Golden to serve as the Chief Financial Officer on an interim basis to fill the vacancy created by the resignation of Lisa Embree. Effective on his appointment as interim CFO, Mr. Golden stepped down as a member and the chair of the Audit Committee of the Board. In connection with his appointment as interim CFO, the Company entered into a consulting agreement with Mr. Golden, pursuant to which Mr. Golden will receive a $12,000 monthly salary and a grant of 100,000 restricted stock units, which will vest on the first anniversary of the consulting agreement, subject to the terms and conditions set forth in the consulting agreement.

As previously announced on a Current Report on Form 8-K filed with the SEC on October 8, 2024, on October 1, 2024, Paul J. Casey and Erkan Akyuz resigned from the Board, effective immediately. Also on October 1, 2024, the Board of Directors appointed Jair Clarke and Sherry Coonse McCraw to the Board to fill the vacancies created by Mr. Casey and Mr. Akyuz, respectively. In connection with Ms. Coonse McCraw and Mr. Clarke’s service on the Advisory Board of the Company, the Board of Directors approved a restricted stock unit (“RSU”) grant providing for the grant of 45,000 RSUs to each director for one full year of service (pro-rated for 2024). The RSUs will vest at the end of December 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 3, 2024, the US Securities and Exchange Commission (“Commission”) entered an Order denying BF Borgers CPA PC (“Borgers”) the privilege of appearing or practicing before the Commission as an accountant. As a result, Borgers may not participate in or perform the audit or review of financial information included in Commission filings, issue audit reports included in Commission filings, provide consents with respect to audit reports, or otherwise appear or practice before the Commission. As a result of the foregoing, on May 6, 2024, the Board of Directors terminated Borgers as the Company’s independent registered public accounting firm. Borgers had audited the Company’s financial statements since 2022.

Borger’s report on the Company’s financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph relating to a substantial doubt regarding the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2023, and 2022 and through May 6, 2024, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Borgers’s satisfaction, would have caused Borgers to make reference to the subject matter of the disagreement in connection with its report.

During the fiscal years ended December 31, 2023, and 2022 and through May 6, 2024, there were no “reportable events” as defined under Item 304(a)(1)(v) of Regulation S-K, except for the identified material weaknesses in the Company’s internal control over financial reporting as disclosed in this Amended Form 10-K.

On June 3, 2024, the Company appointed WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm, effective immediately, for the fiscal years ended December 31, 2023, and 2022. This appointment was authorized and approved by the Audit Committee of the Company’s Board of Directors.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were ineffective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Management’s Report on Internal Control Over Financial Reporting

As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on November 7, 2023. Prior to the Business Combination Data Knights, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because Data Knights’ operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management is aware of material weaknesses in the Company’s internal control related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting, errors in accounting for non-routine transactions, and lack of record keeping. Additionally, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2023. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporate Finance’s Regulation S-K Compliance and Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

Except as noted above, no change in our internal control over financial reporting occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers and members of our Board of Directors is set forth below.

Name	Age	Title/Position
Aaron Green	51	Chief Executive Officer, President and Director
Robert Golden	62	Interim Chief Financial Officer, Corporate Secretary and Director
Dr. Jeffrey Yu	56	Founder, Chief Medical Officer, Vice President, Chairman of the Board of Directors
Eric Casaburi	50	Director
Jair Clarke	43	Director
Sherry Coonse McCraw	56	Director
Dr. Thomas Kosasa	79	Director
Andrew Zeinfeld	64	Director

Executive Officers

Aaron Green, Chief Executive Officer, President and Director — Mr. Green is a healthcare IT business transformation leader with more than 20 years of leadership experience in healthcare management, sales, strategic planning, M&A, product development, customer support and services operations. Mr. Green has served as OneMedNet’s Chief Executive Officer and a Director since March 2024 and President since May 2023. Prior to joining OneMedNet, Mr. Green served in a variety of healthcare technology roles including most recently at Optum, a United Health Group company (NYSE: UHG), a leading healthcare technology company, as Vice President Cloud Solutions. At Optum, Mr. Green was responsible for developing and attaining the P&L, Bookings, Revenue and EBIDTA targets of its Cloud Solution lines. Before Optum, Mr. Green worked nearly six years, from March 2017 to May 2023, with Change Health Care, most recently as Vice President Cloud Solutions from March 2021 to May 2023. Previously, Mr. Green worked for more than 15 years with McKesson growing to Division Vice President, Sales where he led an organization of 50+ executives, salespersons and staff, across the US, Canada, and the US government territories. He holds a Bachelor of Science in Biochemistry from the University of Victoria, British Columbia, a Systems Analyst Diploma from Royal Roads University, British Columbia, and an Executive MBA from the Wharton School. We believe Mr. Green is well-qualified to serve as a member of our Board of Directors due to his experience as a public company executive and healthcare IT leader.

Robert Golden, Interim Chief Financial Officer, Corporate Secretary, and Director — Mr. Robert (Bob) Golden is an accomplished Certified Public Accountant (“CPA”) with more than 30 years of experience. Mr. Golden has served as OneMedNet’s Interim Chief Financial Officer since August 2024 and Corporate Secretary since September 2024 and a member of the Board of Directors since November 2023. Mr. Golden also serves as the Managing Partner of Cohen, Bender & Golden LLP, where he provides consulting, accounting and tax services to middle market businesses and owners since September 2015. Prior to that, from January 2013 to August 2015, Mr. Golden worked at Fenton & Ross Accountancy Corporation and, from September 2004 to December 2012, at Saffer & Flint Accountancy Corporation. From December 1989 to June 2004, Mr. Golden was at Good Swartz Brown & Berns LLP (now CohnReznick) (“GSBB”), where he served as a partner from 1994 onwards. There, Mr. Golden performed administrative duties, including overseeing the company’s merger negotiations in 2000 and performed financial statement audits, reviews and income tax planning for middle market businesses and owners. While at GSBB and continuing today, Mr. Golden consults with his business clients to assist their entrepreneurial owners to better understand the financial performance of their businesses and to help them improve operational efficiencies and profitability by acting as their outside CFO. Bob also assists with structuring and negotiating financing, compensation planning, investment opportunity review, as well as merger and acquisition activities and works with wealthy families acting in a CFO-type role for their family office activities. After leaving GSBB in 2004, in addition to continuing to provide consulting services to middle-market companies, Bob was the owner and CEO of several companies in the construction and engineering field, coffee and baked goods industries and also syndicated commercial real estate acquisitions.

From September 1984 to December 1989, Mr. Golden was a CPA at Ernst & Young in Los Angeles. Apart from his experience as a CPA, Mr. Golden is currently the Chief Financial Officer of Promo Shop, Inc. & Subsidiaries, a specialty advertising promotional products multi-office distributor based in Los Angeles. Mr. Golden establishes the company’s annual budget among other duties and has been in this role since January 2008. Mr. Golden is also currently the Chief Financial Officer at iKahan Media, Inc., an out of home media company specializing in digital and traditional billboards and advertisement, where he has served since September 2014. Mr. Golden is a member of the Board of Directors of Talon International, Inc. (OTCMKTS: TALN), the world’s oldest and largest zipper manufacturer.

In 1984, Mr. Golden received his Bachelor of Science degree in Business Administration from the University of Southern California. Mr. Golden also holds a Certified Public Accountant certification from the California Board of Accountancy, is an Investment Advisor Representative with the SEC and is a Licensed Engineering Contractor with the California Contractors State License Board. We believe Mr. Golden is well-qualified to serve as a member of our Board of Directors due to his extensive experience as a Certified Public Accountant at numerous firms as well as his experience as an executive officer at multiple companies.

Dr. Jeffrey Yu, Founder, Chief Medical Officer, Vice President, Chairman of the Board — Dr. Yu serves as the Chief Medical Officer, Vice President and Chairman of the Board of Directors of OneMedNet, roles he has held since 2023. The concept of what would become Legacy OneMedNet was founded in 2015 by Dr. Yu, who applies his 28 years of sophisticated healthcare IT experience to the Company every day. Dr. Yu is a board-certified Radiologist and is also fellowship-trained and board-certified in Nuclear Medicine. In 2006, he was part of a small group that recognized there was a need to develop electronic sharing technology to help imaging specialists move patient imaging studies quickly, securely, and cost-effectively. Dr. Yu’s early research and development led to the BEAM solution which helped improve care and outcomes for stroke and trauma patients. In 2015, he started the concept of what would become Legacy ONMD to commercialize the BEAM product. Since that time, Dr. Yu has remained an integral part of the strategic decision-making within OneMedNet. Dr. Yu received his B.S. at U.C. Berkeley and his M.D. at Wake Forest University, conducted MRI research at Stanford University, and completed his Radiology residency and Nuclear Medicine fellowship at the Mallinckrodt Institute at Washington University. We believe Dr. Yu is well-qualified to serve as a member of our Board of Directors due to his extensive healthcare IT experience.

Directors

The background information of Aaron Green, Robert Golden, and Dr. Jeffrey Yu is set forth under “Executive Officers” above.

Eric Casaburi, Director — Eric Casaburi is an experienced entrepreneur and chief executive officer with a successfully demonstrated history of explosive growth in the franchising, health and wellness, food services, and real estate industries including founding and leading RetroFitness from a start-up single-gym business to a $150 million per year in sales operation while expanding its national footprint. Mr. Casaburi has founded and held positions as chief executive officer for multiple franchise brands, each having successful exits with impressive returns for investors and private equity partners. Since 2021, Mr. Casaburi has served as founder and Chief Executive Officer of Serotonin Enterprises LLC, a cutting edge Anti-Aging Health Optimization Franchise that offers a vast service menu covering all aspects of optimal health, appearance and performance. Serotonin Centers have been featured in the Franchise Times as the first franchise of its kind in the United States. Since 2019, Mr. Casaburi has served as the Chair of TIGER 21 Orlando, a group of men and women who have achieved both success and significance in their lives that helps members build the skill set to successfully transition from focused entrepreneurs to disciplined managers of wealth.

Since 2020, Mr. Casaburi has founded and operated Longevity Brands and since 2016, Mr. Casaburi founded and owns CEVD Holdings, a commercial real estate investment and management company. Mr. Casaburi developed all sales, operations, and marketing systems for both the RetroFitness fitness centers and the franchise and designed and implemented a diversified reoccurring revenue model to improve business health and value. Mr. Casaburi also founded and served as the Chief Executive Officer of Lets YO! Yogurt from 2012-2015, a self-serve yogurt and treats restaurant popularized through social media savvy, in which he franchised the business model and opened 24 restaurants in the first year and led to a successful exit to an industry private equity firm. We believe Mr. Casaburi is well-qualified to serve as a member of our Board of Directors due to his experience successfully founding and growing companies.

Jair Clarke, Director — Jair Clarke is the Chairman’s Executive Advisor and board advisor of World Wide Technology ($20B company) and the CEO/Chief AI Officer of Laigic, an A.I. and tech advisory firm of C-level Fortune 15 consultants and physicians, where he has served since November 2023. From August 2020 until July 2023, Mr. Clarke served as the Global Chief Technology Officer of Commercial Systems at Microsoft Corporation, where he was responsible for commercial systems, artificial intelligence, and products across all industries for Customers and Partner Solutions. Within this organization, Mr. Clarke was responsible for all technology and processes at scale to empower customers, partners, sellers.

From 2014 through 2020, Mr. Clarke was responsible for Disney’s big data, digital analytics, and strategy technologies supporting the Chief Commercial Officer to influence traditional/non-traditional monetization, products, and experiences such as mobile apps, wearable devices, and e-commerce. Mr. Clarke was a leader for IBM’s Watson, held a U.S. Top Secret SCI Full Scope Polygraph security clearance, oversaw all technical capabilities for the United States counter-narcotics command partnering with various government agencies (e.g. CIA, FBI), increased business revenue by 800% within 2 years, and consistently doubled annual revenue. He’s had global P&L responsibility and held roles as the executive champion of diversity and inclusion. From 2007 to 2014, Mr. Clarke was an IT & Business Development Executive at IBM. From 2005 to 2007, Mr. Clarke consistently expanded his technology responsibilities at Lockheed Martin. Jair has served as a member of the board of directors of the publicly traded company Xponential Fitness (NYSE: XPOF) since July 2022. Mr. Clarke holds a B.B.A. degree in computer information systems from the University of Miami. We believe Mr. Clarke is well-qualified to serve as a member of our Board of Directors due to his experience in technology, business and operations roles concentrated in product management, digital transformation, digital marketing, cybersecurity, data science, emerging technology, business architecture, customer experiences and worldwide innovation.

Sherry Coonse McCraw, Director — Sherry McCraw has 30 years of leadership experience in engineering, finance, project management, and manufacturing at BMW Manufacturing Co., LLC (“BMW”). Ms. McCraw has served as a Senior Manager responsible as Chief Financial Officer, Vice President of Assembly Manufacturing, and currently holds the role of Vice President of Human Resources.

Ms. McCraw began her career with BMW in 1993 with responsibilities for the facility’s Testing and Finish operation. Over the next eight years, she played a key role in various aspects of assembly production, planning, engineering, and technology steering. In 2001, Ms. McCraw served as the project manager in Munich, Germany to manage the structural planning for the second-generation BMW X5. In 2004, she returned to Spartanburg, South Carolina as the Planning Manager of Assembly and Technology Steering. In 2007, Ms. McCraw managed the plant’s 1.2 million square foot expansion of its second assembly hall in preparation to produce the BMW X3. In 2011, she was selected to lead BMW’s largest single investment of $900 million to expand the plant for the fifth time in BMW’s history. In 2013, Ms. McCraw was named Chief Financial Officer and Vice President Finance of BMW. From March 2018 to April 2022, she was appointed to lead both production halls in her role as Vice President of Assembly Manufacturing. Since April 2022, Ms. McCraw has served as the Vice President of Human Resources at BMW. Ms. McCraw currently serves on the Board of Directors for the North Carolina Textile Foundation. She has a Bachelor of Science in Textile Engineering from North Carolina State University. We believe Ms. McCraw is well-qualified to serve as a member of our Board of Directors due to her senior leadership experience in financial roles at a large company.

Dr. Thomas Kosasa, Director — Dr. Thomas Kosasa is a renowned Ob/Gyn/Fertility specialist at the Pacific In Vitro Fertilization Institute and serves on the Board of Trustees of Pan Pacific Surgical and as a professor of reproductive endocrinology at the University of Hawaii, John A. Burns School of Medicine. Dr. Kosasa is a consultant for Maternal and Reproductive Health for the Food and Drug Administration and a past member for the Hawaii State Board of Medical Examiners and the Food and Drug Administration. Dr. Kosasa is a retired Major in the United States Army and was the Chief of Gyn-Surgical Service and the Director of the Infertility Division at Martin Army Hospital in Fort Benning, Georgia. Dr. Kosasa graduated from Dartmouth College and earned his medical degree at the McGill University School of Medicine. He completed his residency in obstetrics and gynecology and fellowship in reproductive endocrinology at Harvard Medical School in the Boston Hospital for Women and completed a Reproductive Endocrinology Fellowship at the Peter Bent Brigham Hospital, Harvard Medical School. Dr. Kosasa’s professional societies include American College of Obstetricians and Gynecologists, American Fertility Society, Board of Trustees, Pan Pacific Surgical Association, Hawaii Medical Association and Pacific Coast Obstetrical and Gynecological Society. We believe Dr. Kosasa is well-qualified to serve as a member of our Board of Directors due to his extensive experience in the medical field.

Andrew Zeinfeld, Director — Andy Zeinfeld has over 30 years of public and private sector senior management experience across a variety of industries, including retail, online, telecom, distribution and real estate. In addition to managing these various businesses, Mr. Zeinfeld also developed strategies to drive profitable growth both organically and through mergers and acquisitions.

Since June 2019, Mr. Zeinfeld has been the managing partner of several LLCs that manage his real estate developments and investment portfolio. From November 2019 through March 2023, Mr. Zeinfeld served as the Chief Executive Officer of Sunstrike International Ltd., a leading distributor of second life refurbished mobile devices and trade-in solutions within the circular economy. From 2013 through 2018, Mr. Zeinfeld also worked at Brightstar Corp. (n/k/a Likewize), an end-to-end mobile device management solutions company, where he served in various roles of increasing responsibility. We believe Mr. Zeinfeld is well-qualified to serve as a member of our Board of Directors due to his senior management experience in both the public and private sector.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and people who own more than 10% of a registered class of our equity securities to file an initial report of ownership (on a Form 3) and reports on subsequent changes in ownership (on Forms 4 or 5) with the SEC by specified due dates. Our executive officers, directors, and greater-than-10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. We are required to disclose in this proxy statement any failure to file any of these reports on a timely basis. Based solely on our review of the copies of the forms filed electronically with the SEC, and on written representations from certain reporting persons, we believe that all of these requirements were satisfied during the year ended December 31, 2023, except for the following:

●	Initial Reports of Ownership on Form 3 for the following individuals:

○	Erkan Akyuz, upon his appointment as a director of the Company on November 7, 2023 in connection with the closing of the Business Combination;
○	Eric Casaburi, upon his appointment as a director of the Company on November 7, 2023 in connection with the closing of the Business Combination;
○	Lisa Embree, upon her appointment as an executive officer of the Company on November 7, 2023 in connection with the closing of the Business Combination;
○	Robert Golden, upon his appointment as a director of the Company on November 7, 2023 in connection with the closing of the Business Combination;
○	Aaron Green, upon his appointment as an executive officer of the Company on November 7, 2023 in connection with the closing of the Business Combination;
○	R. Scott Holbrook, upon his appointment as a director of the Company on November 7, 2023 in connection with the closing of the Business Combination; and
○	Dr. Jeffrey Yu, upon his appointment as an executive officer and director of the Company on November 7, 2023 in connection with the closing of the Business Combination.

Code of Ethics and Business Conduct Policy

We have a written code of ethics and business conduct policy (“code of ethics”) in place that applies to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is available on our website at https://www.onemednet.com/investor-relations/. We intend to use the Investor Relations section of our website as a method of disclosing any change to, or waiver from, our code of ethics as permitted by applicable SEC and Nasdaq rules.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter is available under Corporate Governance on the Investor Relations page of the Company’s website at https://www.onemednet.com/investor-relations/.

The members of the Audit Committee are Sherry Coonse McCraw, Jair Clarke, and Dr. Thomas Kosasa. Ms. Coonse McCraw serves as the Chair of the Audit Committee. Our Board of Directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the Nasdaq Stock Market LLC (the “Nasdaq rules”) and Rule 10A-3 under the Exchange Act and meet the requirements for financial literacy under the Nasdaq rules. In addition, our Board of Directors has determined that Ms. Coonse McCraw qualifies as an “audit committee financial expert” within the meaning of SEC regulations and applicable Nasdaq rules.

Item 11. Executive Compensation

2023 Summary Compensation Table

The following table sets forth the total compensation earned for services rendered during the years shown by our named executive officers as of December 31, 2023.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Paul Casey Former Chief Executive Officer(1)	2023	144,000	—	180,250	—	—	324,250
	2022	84,545	—	240,000	—	60,000	384,545
Aaron Green President and Chief Executive Officer(2)	2023	58,333	—	—	—	—	58,333
Lisa Embree Former Chief Financial Officer(3)	2023	225,000	50,000	—	—	—	275,000
	2022	106,250	—	—	132,300	27,231	265,781
Debra Reinhart Former Clinical Application/ Product Analyst(4)	2023	220,074	—	—	—	—	220,074
	2022	163,000	29,000	—	54,000	—	246,000

(1)	Mr. Casey served as a consultant to the Company from January 2022 through May 31, 2022, and then as Chief Executive Officer through his retirement in March 2024. Amounts for stock awards represents excess compensation expense for previously granted awards, which were cancelled in connection with the Business Combination.

(2)	Mr. Green has served as President since May 2023 and as Chief Executive Officer since March 2024.
(3)	Ms. Embree served as a consultant from January 2022 through April 15, 2022, and then as Chief Financial Officer until her resignation in August 2024.
(4)	Ms. Reinhart separated from the Company in October 2023.

Executive Employment Arrangements

In connection with the closing of the Business Combination, the Company entered into employment agreements with certain executive officers: Aaron Green, Lisa Embree, and Paul Casey. The employment agreements provide for at-will employment that may be terminated by the Company with or without cause, by the executive with or without good reason, or mutually terminated by the parties.

The employment agreement for Mr. Green provides for a $350,000 annual base salary, eligibility to receive an annual cash performance bonus of up to $175,000 upon achievement of certain performance goals, and eligibility to receive additional shares under the Company’s equity plan, subject to approval by the Board of Directors. In the event that his employment is terminated by the Company without Cause (as defined in the employment agreement), or is terminated by Mr. Green for Good Reason (as defined in the employment agreement), after six months of employment, and he signs and does not revoke a standard release of claims with the Company in a form reasonably satisfactory to the Company’s Board of Directors (a “Release”), which Release becomes irrevocable no later than sixty (60) days (the “Release Deadline”), after the date of his termination of employment (the “Termination Date”) he will be entitled to the following severance payment, as follows: (a) if the Termination Date is after six (6) months’ of employment, but before he has completed 12 months’ of employment, he will receive three months’ salary; and (b) if the Termination Date is after 12 months’ employment he will receive six months’ salary. If the Release does not become effective and irrevocable by the Release Deadline, he will forfeit any right to severance.

The employment agreement for Ms. Embree provided for a $225,000 annual base salary, eligibility to receive an annual cash performance bonus of twenty-five percent (25%) of her annual salary upon her achievement of certain performance goals, and eligibility to receive additional shares under the Company’s equity plan, subject to approval by the Board of Directors. In connection with her separation from the Company, Ms. Embree received one month’s salary, the continuation of all her benefits for one month, and the ability to vest one-third of her prior equity awards (such portion equal to 86,667 shares) on the one-year anniversary of the grant date.

The employment agreement for Mr. Casey provided for $144,000 annual salary, eligibility to receive 147,000 shares of stock upon the successful fundraising of an amount equal to or greater than $5,000,000 and further equity subject to the approval of the Board of Directors. On March 22, 2024, Mr. Casey notified the Company of his intention to retire as Chief Executive Officer of the Company effective March 29, 2024. Effective October 1, 2024, Mr. Casey resigned from the Board of Directors and the Compensation Committee of the Board of Directors. In connection with Mr. Casey’s retirement, Mr. Casey and the Company entered into a Resignation Agreement and Release, dated March 22, 2024, pursuant to which Mr. Casey was paid $12,000 as a severance payment, and the Board of Directors approved a stock option grant providing for the grant of 147,000 five-year options exercisable at $1.00 per share.

2023 Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers had outstanding equity award as of December 31, 2023. All outstanding equity awards during 2023 were converted or terminated in connection with the Business Combination.

Director Compensation

No compensation was paid to our Board of Directors for services through December 31, 2023 following the closing of the Business Combination. Any outstanding equity awards at the time of the Business Combination were converted or terminated in connection with the Business Combination. The Company reimburses all of its directors for all reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board.

In April 2024, the Board adopted a revised director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of 45,000 shares of common stock to each director for each full year of service. Such grants will occur annually at year end of the one-year anniversary thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The table below summarizes information relating to our equity compensation plans at December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	–	–	3,226,334	(1)(2)
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	3,226,334

(1)	At the Special Meeting held on October 17, 2023, our stockholders considered and approved the OneMedNet Corporation 2022 Equity Incentive Plan (the “2022 Plan”) and reserved for issuance thereunder an amount of shares of Common Stock equal to 10% of the number of shares of Common Stock of the Company following the Business Combination. The Business Combination closed on November 7, 2023. All prior equity plans were cancelled in connection with the closing of the Business Combination.
(2)	The 2022 Plan allows for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other equity awards.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding the beneficial ownership of our Common Stock by beneficial owners of more than 5% of our outstanding Common Stock, each current director, each named executive officer included in the Summary Compensation Table, and all current directors and executive officers as a group, as of October 31, 2024 (unless otherwise noted below). Percentage ownership is based on 27,987,427 shares of Common Stock outstanding as of October 31, 2024.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares subject to options, or other rights, held by such person that are currently exercisable or convertible, or will become exercisable or convertible or will vest within 60 days of October 31, 2024, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of all listed stockholders is c/o OneMedNet Corporation, 6385 Old Shady Oak Road, Suite 250, Eden Prairie, Minnesota 55344. Except as indicated by the footnotes below, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all securities that they beneficially own, subject to applicable community property laws.

Name	Number of Shares of Common Stock Beneficially Owned (#)	Percent of Class (%)
5% Owners
Discovery Capital Management, LLC(1)	2,301,791	8.2%
Off the Chain, LP(2)	3,215,650	11.5%

Directors and Named Executive Officers
Paul Casey(3)	100,000	*
Aaron Green(4)	449,252	1.6%
Robert Golden	–	*
Lisa Embree(5)	–	*
Debra Reinhart(6)	–	*
Dr. Jeffrey Yu(7)	1,478,749	5.3%
Eric Casaburi	–	*
Jair Clarke	–	*
Sherry Coonse McCraw	–	*
Dr. Thomas Kosasa(8)	11,825,756	38.6%
Andrew Zeinfeld	–	*
All Current Directors and Executive Officers as a Group (8 people)	13,853,757	44.7%

*	Represents beneficial ownership of less than 1%.
(1)	Based solely on a Schedule 13G filed by Discovery Capital Management, LLC (“Discovery”) with the SEC on August 5, 2024. Discovery’s address is listed on the Schedule 13G as 20 Marshall Street, Suite 310, South Norwalk, Connecticut 06854.
(2)	Based solely on a Schedule 13G filed by Off the Chain LP (“OTC”) with the SEC on October 1, 2024. OTC’s address is listed on the Schedule 13G as 10337 Los Feliz Dr., Orlando, Florida 32836.
(3)	Mr. Casey retired from the Company in March 2024.
(4)	Includes 233,296 shares issuable upon conversion of the Pre-Closing PIPE Notes and 15,956 shares underlying warrants related to the Pre-Closing PIPE and the Warrant Agreements executed at the closing of the Business Combination.
(5)	Ms. Embree resigned from the Company in August 2024.
(6)	Mr. Casey separated from the Company in October 2023.
(7)	Includes 93,318 shares issuable upon conversion of the Pre-Closing PIPE Notes and 31,916 shares underlying warrants related to the Pre-Closing PIPE and the Warrant Agreements executed at the closing of the Business Combination. Excludes an aggregate of 1,145,484 shares held by the Jeffrey N.C. Yu Spousal Trust and the Wendy Sanderson Yu Spousal Trust, for which Mr. Yu is not the trustee of either trust and has no investment control over the share held in trust.
(8)	Includes (i) 466,592 shares issuable upon conversion of the Pre-Closing PIPE Notes, (ii) 2,123,424 shares issuable upon conversion of shareholder loans, and (iii) 31,916 shares underlying warrants related to the Pre-Closing PIPE and the Warrant Agreements executed at the closing of the Business Combination.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

The following is a description of certain transactions, arrangements and relationships in which we were a participant since January 1, 2022 and the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. Certain equity, compensation, and other arrangements are described under “Executive Compensation” and are not considered related person transactions for these purposes.

PIPE Notes and Warrants

As disclosed in Note 3 and Note 6 to the Consolidated Financial Statement included herein, Data Knights issued and sold PIPE Notes in connection with the Business Combination, which are convertible into shares of Common Stock. Total proceeds raised from the PIPE Notes were $1.5 million, of which $1.0 million were with related party investors, including our Mr. Green (our Chief Executive Officer), Dr. Yu (our Chairman of the Board) and Dr. Kosasa (a director). In connection with the issuance of the PIPE Notes, the Company also issued a total of 95,744 shares of PIPE Warrants, of which 63,829 shares were issued to the same related party investors. Refer to Note 10 to the Consolidated Financial Statement included herein for additional details on the terms of the PIPE Warrants.

Convertible Promissory Notes and Warrants

From 2019 to 2023, the Company issued various Convertible Promissory Notes to related party investors. Total gross proceeds raised from Convertible Promissory Notes with related parties was $12.3 million (out of $14.2 million total). In connection with the issuance of the Convertible Promissory Notes, the Company also issued 2,976,000 shares of Convertible Promissory Note Warrants to the same related parties (out of 3,726,000 total). Refer to Note 6 and Note 10 for additional details on the terms of the Convertible Promissory Notes and Convertible Promissory Note Warrants, respectively.

The Closing of the Business Combination triggered the conversion of all Convertible Promissory Notes into shares of Common Stock, as disclosed in Note 3 to the Consolidated Financial Statement included herein.

Shareholder Loans

From April 2023 to December 2023, the Company entered into shareholder loans with two related party investors, including Dr. Yu (our Chairman of the Board) and Dr. Kosasa (a director) (the “Shareholder Loans”) for aggregate gross proceeds of $954 thousand. The Shareholder Loans bear an interest rate of 8.0% and mature one year from issuance. There are no financial or non-financial covenants associated with the Shareholder Loans. The Shareholder Loans are not convertible into equity.

On November 7, 2023, in connection with the Business Combination, one of the Shareholder Loans for $0.5 million was converted into a PIPE Note equal to the amount of principal and interest outstanding at the time of Closing. The Company accounted for the exchange as an extinguishment whereby the Shareholder Loan was written off and a separate PIPE Note was recorded at fair value, as disclosed in Note 6 to the Consolidated Financial Statement included herein.

As of December 31, 2023, a total of $454 thousand of Shareholder Loans remains outstanding which is classified as loan – related party on the consolidated balance sheet.

During 2024, through the date of this report, the Company received gross proceeds of $2.0 million in connection with shareholder loans with related party investors, including Dr. Yu (our Chairman of the Board) and Dr. Kosasa (a director). Of the $2.0 million, $1.6 million is convertible into shares of Common Stock at a conversion price of $0.7535 per share. The remaining $0.4 million is not convertible into equity and bears an interest rate of 8.0% with a maturity date one year from issuance. The Company subsequently repaid $0.2 million of the non-convertible shareholder loans through the date of this report.

Loan Extensions

As disclosed in Note 3 to the Consolidated Financial Statement included herein, in connection with the Business Combination, the Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be exchanged for a fixed amount of the Company’s Common Stock upon the closing of a business combination or a similar event. As of December 31, 2023, a balance of $3.0 million remains outstanding and is recorded as loan extensions on the Company’s consolidated balance sheet.

Policies and Procedures for Approving Transactions with Related Persons

Our Audit Committee reviews and oversees all related person transactions in accordance with our Related Party Transactions Policy, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance. Other than as described above, there were no related person transactions in the years ended December 31, 2022 or 2023. The transactions described above were approved by the Board of Directors at the time they were entered into.

Director Independence

The rules of Nasdaq require that a majority of the Company’s board of directors be independent. An “independent director” is generally defined under applicable Nasdaq rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our Board is comprised of a majority of independent directors. Our Board has determined that each of Eric Casaburi, Jair Clarke, Sherry Coonse McCraw, Dr. Thomas Kosasa, and Andrew Zeinfeld is an independent director under the rules of the SEC and Nasdaq and do not have any material relationship with us other than their positions as directors and stockholders. The following individuals also served as a director during the year ended December 31, 2023 and were determined by our Board to be independent under the rules of the SEC and Nasdaq: Erkan Akyuz, R. Scott Holbrook, and Dr. Julianne Huh. In making these determinations, our Board considered past employment, remuneration, and all other relationships each of these directors have with OneMedNet, as well as the specific independence tests set forth in Nasdaq’s director independence rules. As our President and Chief Executive Officer, our Interim Chief Financial Officer and Corporate Secretary, and our Chief Medical Officer and Vice President, respectively, none of Mr. Green, Mr. Golden, or Dr. Yu is considered an independent director under SEC and Nasdaq rules.

The Board of Directors also has determined that Mr. Casaburi, Mr. Clarke, Ms. Coonse McCraw, Mr. Kosasa and Mr. Zeinfeld are “independent directors” under SEC rules applicable to Audit Committee members and Compensation Committee members, and that each of Mr. Akyuz, Mr. Golden, and Ms. Huh was an “independent director” under Nasdaq listing standards and SEC rules applicable to Audit Committee members and Compensation Committee members for the periods in 2023 and 2024 that they each served on such committees.

Item 14. Principal Accounting Fees and Services

The Audit Committee is directly responsible for the appointment, compensation, retention (including termination), scope and oversight of our independent auditors. WithumSmith+Brown, PC (“Withum”), a registered public accounting firm, has served as our independent auditors since 2024.

On May 3, 2024, the SEC permanently suspended BF Borgers CPA PC (“BF Borgers”) from appearing or practicing before the SEC as a registered public accounting firm. Following this order, on May 6, 2024, the Board of Directors approved the dismissal of BF Borgers as the Company’s independent registered public accounting firm. On June 3, 2024, the Company appointed Withum as the Company’s independent registered public accounting firm.

The reports of BF Borgers on the Company’s financial statements for the fiscal years ended December 31, 2023, and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2023, and December 31, 2022, and through the date of dismissal on May 6, 2024, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the financial statements for such years. During the fiscal years ended December 31, 2023, and December 31, 2022, and through May 6, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K), except for the identified material weaknesses in the Company’s internal control over financial reporting as disclosed in this Annual Report on Form 10-K.

Fees billed by BF Borgers for services provided for fiscal 2023 were as follows:

Year Ended December 31, 2023
Audit Fees	$203,500
Audit-Related Fees	—
Tax Fees	15,000
All Other Fees	—
Total	$218,500

Audit fees include fees associated with (i) the annual audit of our consolidated financial statements and internal control over financial reporting, (ii) the review of our periodic reports, (iii) accounting consultations, (iv) services related to, or required by, statute or regulation, such as consents, and (v) other audit services related to SEC and other regulatory filings. Tax fees represent fees for tax consulting services.

All of the services and fees of BF Borgers were pre-approved by the Audit Committee pursuant to the pre-approval policy and procedures set forth below. Withum did not perform any services for the Company in 2023 and any fees will be reported for 2024 in future filings. Any services and fees of Withum are also approved pursuant to the pre-approval policy and procedures set forth below.

Audit Committee Pre-Approval Policies and Procedures

Under its charter, the Audit Committee is responsible for approving the fees and any other significant compensation paid to our independent accountants and pre-approving any non-audit services to be performed by our independent accountants. The pre-approval requirement may be waived only if the non-audit services meet a de minimis exception allowed by law. In carrying out this responsibility, the Audit Committee follows the following general procedures for the preapproval of non-audit services:

●	Each year the Audit Committee reviews and pre-approves a schedule of the proposed non-audit services and estimated fees to be provided by the independent accountants during the next annual audit cycle.

●	Actual amounts paid to the independent accountants are monitored by management and reported to the Audit Committee.

●	Any non-audit services proposed to be provided by the independent accountants and the related fees that have not been pre-approved during the annual review by the Audit Committee must be pre-approved by the Audit Committee in advance of any work performed (unless the services meet the de minimis exception allowed by law).Incremental fees for previously approved non-audit services that are expected to exceed the previously approved fee estimate must also be pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K:

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits.

These exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated April 25, 2022, by and among Data Knights, Merger Sub, Sponsor, OneMedNet, and Paul Casey (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.3	Warrant Agreement, dated May 6, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.1	Securities Purchase Agreement dated June 28, 2023 with OneMedNet Corporation (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.2	Letter Agreement, dated May 6, 2021, by and between Data Knights, the initial security holders and the officers and directors of the Data Knights (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 11, 2021).
10.3	Form of OneMedNet Corporation 2022 Equity Incentive Plan (incorporated by reference to Annex D to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 declared effective by the SEC on September 22, 2023).
10.4	Form of Registration Rights Agreement by certain OneMedNet equity holders (incorporated by reference to Exhibit G to Annex B to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 declared effective by the SEC on September 22, 2023).
10.5	Lockup Agreement by certain OneMedNet equity holders (incorporated by reference to Exhibit C to Annex B to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 declared effective by the SEC on September 22, 2023).
10.6+	Employment Agreement between OneMedNet Corporation and Aaron Green, President (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.7+	Employment Agreement between OneMedNet Corporation and Lisa Embree, Chief Financial Officer (incorporated by reference to Exhibit 10.09 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.8+	Employment Agreement between OneMedNet Corporation and Paul Casey, Chief Executive Officer (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.9	Securities Purchase Agreement entered into as of March 28, 2024, by and between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.10	Registration Rights Agreement dated as of March 28, 2024, by and among OneMedNet Corporation and each of the investors to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.11	Subscription Escrow Agreement effective March 28, 2024, by and among OneMedNet Corporation, each investor identified on the signature pages thereto, and Rimon, P.C., as the Escrow Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.12	Amendment to the Securities Purchase Agreement, effective as of June 4, 2024, between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.13	Termination Agreement, dated as of June 14, 2024, between OneMedNet Corporation and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.14	Standby Equity Purchase Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.15	Promissory Note, dated as of June 18, 2024, issued by OneMedNet Corporation to YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.16	Registration Rights Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.18	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.19	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.20+	Consulting Agreement, dated August 30, 2024, between OneMedNet Corporation and Robert Golden (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2024).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

November 5, 2024

OneMedNet Corporation

By:	/s/ Aaron Green
Name:	Aaron Green
Title:	Chief Executive Officer
(Principal Executive Officer)

