Form 10-Q
period 2024-03-31
OneMedNet Corp
filed 2024-12-05
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40386

ONEMEDNET CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	86-2076743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6385 Old Shady Oak Road, Suite 250 Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 918-7189

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ONMD	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	ONMDW	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 5, 2024, there were 27,987,427 shares of common stock, par value $0.0001 per share, issued and outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit for the three months ended March 31, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures		23

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$174	$47
Accounts receivable, net	253	152
Prepaid expenses and other current assets	229	166
Total current assets	656	365
Property and equipment, net	94	99
Total assets	$750	$464
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable & accrued expenses	$5,875	$4,965
Deferred revenues	456	254
Loan extensions	2,992	2,992
PIPE Notes	1,617	1,637
Deferred underwriter fee payable	3,307	3,525
Line of credit	411	-
Total current liabilities	14,658	13,373
Loan, related party	1,777	465
Other long-term liabilities	16	68
Total liabilities	16,451	13,906
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred Stock, par value $0.0001, 1,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common Stock, par value $0.0001; 100,000,000 shares authorized, 23,850,010 shares issued and 23,662,265 shares outstanding at March 31, 2024, and 23,572,232 shares issued and outstanding as of December 31, 2023	2	2
Additional paid-in-capital	78,375	77,996
Treasury stock, at cost, 187,745 and 0 shares at March 31, 2024 and December 31, 2023, respectively	(529)	-
Accumulated deficit	(93,549)	(91,440)
Total stockholders’ deficit	(15,701)	(13,442)
Total liabilities and stockholders’ deficit	$750	$464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Subscription revenue	$201	$167
Web imaging revenue	47	33
Total revenue	248	200
Cost of revenue	317	289
Gross margin	(69)	(89)
Operating expenses
General and administrative	1,358	539
Sales and marketing	229	259
Research and development	445	582
Total operating expenses	2,032	1,380
Loss from operations	(2,101)	(1,469)
Other expense (income), net
Interest expense	42	-
Change in fair value of warrants	(7)	-
Change in fair value of PIPE Notes	(20)	-
Change in fair value of convertible promissory notes	-	4,414
Stock warrant expense	-	1,935
Other (income) expense	(7)	8
Total other expense, net	8	6,357
Net loss	$(2,109)	$(7,826)

Earnings per share:
Basic and diluted net loss per common share outstanding	$(0.09)	$(1.94)

Basic and diluted weighted average number of common shares outstanding	23,681,846	4,033,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

					Total
	Series A-2		Series A-1		Temporary			Additional		Total
	Preferred Stock		Preferred Stock		Equity	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2022	3,415,923	$9,634	2,839,957	$8,010	$17,644	4,033,170	$-	$13,657	$(57,660)	$(26,359)
Issuance of OMN warrants in conjunction with convertible promissory notes	-	-	-	-	-	-	-	1,935	-	1,935
Stock-based compensation expense	-	-	-	-	-	-	-	368	-	368
Net loss	-	-	-	-	-	-	-	-	(7,826)	(7,826)
Balances as of March 31, 2023	3,415,923	$9,634	2,839,957	$8,010	$17,644	4,033,170	$-	$15,960	$(65,486)	$(31,882)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	23,572,232	$2	-	$-	$77,996	$(91,440)	$(13,442)
Issuance of common stock to settle deferred underwriter fee payable	277,778	-	-	-	242	-	242
Stock-based compensation expense	-	-	-	-	137	-	137
Repurchase of common stock	-	-	(187,745)	(529)	-	-	(529)
Net loss	-	-	-	-	-	(2,109)	(2,109)
Balances as of March 31, 2024	23,850,010	$2	(187,745)	$(529)	$78,375	$(93,549)	$(15,701)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,109)	$(7,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	6
Stock-based compensation expense	137	368
Change in fair value of warrant liabilities	(7)	-
Change in fair value of PIPE Notes	(20)	-
Gain on forgiveness of CEBA loan	(15)	-
Non-cash interest	38	-
Change in fair value of convertible promissory notes	-	4,414
Stock warrant expense	-	1,935
Change in operating assets and liabilities:
Accounts receivable	(101)	(235)
Prepaid expenses and other current assets	(63)	(26)
Accounts payable & accrued expenses	380	271
Deferred revenues	202	91
Net cash used in operating activities	(1,547)	(1,002)
Cash flows from investing activities:
Purchases of property and equipment	(6)	-
Net cash used in investing activities	(6)	-
Cash flows from financing activities:
Proceeds from issuance of shareholder loans	1,300	-
Proceeds from line of credit borrowings	410	-
Repayment of CEBA loan	(30)	-
Proceeds from issuance of convertible notes	-	1,075
Business Combination costs	-	(199)
Net cash provided by financing activities	1,680	876
Net increase (decrease) in cash and cash equivalents	127	(126)
Cash and cash equivalents at beginning of period	47	271
Cash and cash equivalents at end of period	$174	$145
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to settle deferred underwriter fee payable	$242	$-
Consideration for repurchase of common stock included in accounts payable and accrued expenses	$(529)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Organization and description of business

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

On November 7, 2023, Data Knights Merger Sub, Inc., (“Merger Sub”) a Delaware corporation and a wholly owned subsidiary of Data Knights Acquisition Corp. (“Data Knights”), a Delaware corporation, merged with and into OneMedNet Solutions Corporation (formerly named OneMedNet Corporation) (“Legacy ONMD”), with Legacy ONMD surviving as a wholly owned subsidiary of Data Knights (the “Business Combination”). Following the consummation of the Business Combination, Data Knights was renamed to “OneMedNet Corporation.”

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ended December 31, 2024, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the related notes for the year ended December 31, 2023 in our Annual Report on Form 10-K, as amended, filed with the SEC on November 5, 2024 (the “Form 10-K/A”).

The interim unaudited condensed consolidated financial statements include the consolidated accounts of the Company’s wholly owned subsidiary, OneMedNet Technologies (Canada) Inc. All significant intercompany transactions have been eliminated in consolidation.

Liquidity and going concern

The Company has incurred recurring net losses since its inception, including $2.1 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $93.5 million as of March 31, 2024. The Company’s cash balance of $0.2 million is not adequate to fund its operations through at least twelve months from the date these condensed consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue in existence and expand its operations, the Company will be required to, and management plans to, raise additional working capital through an equity or debt offering and ultimately hopes to attain profitable operations to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the condensed consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to continue receiving working capital cash payments and generating cash flow from operations.

Risks and uncertainties

The Company is subject to risks common to companies in the markets it serves, including, but not limited to, global economic and financial market conditions, fluctuations in customer demand, acceptance of new products, development by its competitors of new technological innovations, dependence on key personnel, and protection of proprietary technology.

Segment information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

2. Summary of Significant Accounting Policies

Except as described below, the accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Form 10-K/A, and the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.

Treasury stock

The Company records the repurchase of its common stock, par value $0.0001 per share (“Common Stock”) at cost on the trade date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Emerging growth company status

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and footnotes.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company has opted to adopt this guidance early on January 1, 2024. The Company’s adoption of ASU 2023-08 had no impact on the condensed consolidated financial statements as of and for the three months ended March 31, 2024.

3. Convertible Debt

Convertible Promissory Notes

From 2019 to 2023, the Company issued various convertible promissory notes to related and unrelated party investors, which were convertible into equity securities of Legacy ONMD upon a next equity financing transaction (the “Convertible Promissory Notes”). The Convertible Promissory Notes bore interest at a rate of either 4% or 6% annually from the date of issuance until the outstanding principal was paid or converted. In connection with the issuance of Convertible Promissory Notes in 2022 and 2023, the Company also issued warrants at an exercise price of $1.00 per share (the “Convertible Promissory Notes Warrants”). See additional information on the accounting for the warrants in Note 9.

The Convertible Promissory Notes were issued for general working capital purposes. The Company elected the fair value option (“FVO”) of accounting under ASC 825, Financial Instruments, for its Convertible Promissory Notes. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (income) expenses, net in the accompanying condensed consolidated statements of operations under the caption change in fair value of convertible debt.

In November 2023, all Convertible Promissory Notes were converted pursuant to their provision in connection with the Business Combination between Data Knights and Legacy ONMD and were no longer outstanding as of December 31, 2023. See the Form 10-K/A for all other details relating to the Convertible Promissory Notes issued prior to December 31, 2023.

PIPE Notes

On June 28, 2023, the Company and Data Knights entered into a Securities Purchase Agreement pursuant to which Data Knights issued and sold to certain investors (the “Purchasers”) a new series of senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of Common Stock at the Purchasers election at a conversion price equal to the lower of (i) $10.00 per share, or (ii) 92.5% of the lowest volume weighted average trading price for the ten (10) Trading Days immediately preceding the conversion date. The PIPE Notes mature on the first anniversary of the issuance date, or November 7, 2024.

The Company elected the FVO of accounting for its PIPE Notes. The estimated fair value adjustment is presented as a single line item within other (income) expenses, net in the accompanying condensed consolidated statements of operations under the caption change in fair value of PIPE Notes. As of March 31, 2024 and December 31, 2023, the fair value of the PIPE Notes was $1.6 million, which is included in current liabilities on the condensed consolidated balance sheets.

Shareholder Loans

In January 2024, the Company received gross proceeds of $1.0 million in connection with a shareholder loan with a related party investor which is convertible into 1,327,070 shares of Common Stock at a conversion price of $0.7535 per share. The balance of $1.0 million is included in loan, related party on the condensed consolidated balance sheet as of March 31, 2024.

Helena Notes

On March 28, 2024, the Company entered into a definitive securities purchase agreement (the “Helena SPA”) with Helena Global Investment Opportunities 1 Ltd. (“Helena”), an affiliate of Helena Partners Inc., a Cayman-Islands based advisor and investor providing for up to $4.5 million in funding through a private placement for the issuance of senior secured convertible notes and warrants across multiple tranches. The Helena SPA was subsequently terminated in June 2024 prior to the closing of any tranches (the “Helena Termination Agreement”). As such, the Helena SPA had no impact on the Company’s condensed consolidated financial statements as of and for the period ended March 31, 2024.

Pursuant to the Helena Termination Agreement, the Company issued to Helena a warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.20 per share and agreed to reimburse Helena for certain reasonable and documented out-of-pocket legal fees and expenses incurred in connection with entry into the Helena SPA and Helena Termination Agreement and related documents.

4. Line of Credit

In March 2024, the Company obtained a line of credit of $1.0 million with BOC Bank to support short-term working capital needs, of which $0.4 million was drawn and remains outstanding as of March 31, 2024. The line of credit bears an interest rate of 5.0% and matures in 120 days. In July 2024, the maturity date was extended an additional 120 days, to November 2, 2024. The outstanding balance was repaid in full on July 30, 2024, and the line of credit was terminated at maturity in November 2024.

5. Canadian Emergency Business Loan Act (“CEBA”)

During December 2020, the Company applied for and received a $60 thousand CAD ($40 thousand USD) equivalent CEBA loan. The loan was provided by the Government of Canada to provide capital to organizations to see them through the challenges related to the COVID-19 pandemic and better position them to return to providing services and creating employment. The loan is unsecured. The loan was interest free through December 31, 2023. If the loan was paid back by January 18, 2024, $15 thousand of the loan would have been forgiven. If the loan was not paid back by January 18, 2024, the full $40 thousand loan would have been converted to a loan repayable over three years with a 5% interest rate. The loan was paid back prior to January 18, 2024, and the Company recognized a gain on extinguishment of $15 thousand, which is presented in other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2024.

6. Stockholders’ Deficit

Common Stock

In connection with the Business Combination, Data Knights entered into an agreement with their underwriters (“EF Hutton”) whereby EF Hutton agreed to waive the related merger underwriting fees that were payable at closing ($4.0 million) in exchange for allocated payments as follows: (i) $0.5 million in cash at closing; (ii) a $0.5 million promissory note that matured on March 1, 2024; and (iii) a transfer of 277,778 shares of Common Stock, which were valued at the closing stock price of $10.89 per share on June 28, 2023. If, five trading days prior to the six-month anniversary, the aggregate VWAP value of the 277,778 shares of Common Stock was lower than the original share value of $3.0 million, the Company was obligated to compensate EF Hutton at a new share price equal to the difference in amount on such date. Due to the decrease in share value on the six-month anniversary, the Company was required to either pay to EF Hutton an additional $2.8 million or issue to EF Hutton an additional 3,175,000 shares of Common Stock. In January 2024, the Company issued the original 277,778 shares of Common Stock as consideration for $0.2 million owed by the Company. As of March 31, 2024, the Company was obligated to pay to EF Hutton the true-up of either $2.8 million or 3,175,000 shares of Common Stock valued at $0.88 per share, plus the $0.5 million promissory note. Upon the occurrence of an event of default, the promissory note bears interest at a rate of 12.5% until such event of default is cured. The promissory note remained unpaid upon maturity on March 1, 2024, and the Company recorded interest expense of $25 thousand during the three months ended March 31, 2024, because of the event of default. In August 2024, the Company made a promissory note payment of $0.1 million.

In February 2024, the Company entered into a stock repurchase agreement with a former holder of Convertible Promissory Notes pursuant to which the Company repurchased 187,745 shares of Common Stock in exchange for cash of $0.5 million that is payable in installments. The Company made payments of $0.1 million in July and October 2024 and the remaining $0.3 million is expected to be repaid in early 2025. The $0.5 million represents the principal and accrued interest outstanding on the holder’s Convertible Promissory Note immediately prior to the Business Combination. The $0.5 million outstanding at March 31, 2024 is classified in accounts payable and accrued expenses on the condensed consolidated balance sheet. The 187,745 repurchased shares were reclassified to treasury stock as of March 31, 2024.

Preferred Stock

As of March 31, 2024, no shares of Preferred Stock were issued or outstanding. All shares of Legacy ONMD Series A-2 Preferred Stock and Series A-1 Preferred Stock were converted into Common Stock in connection with the Business Combination. See the Form 10-K/A for all other details relating to the Series A-2 Preferred Stock and Series A-1 Preferred Stock issued prior to December 31, 2023.

7. Net Loss Per Share

For the three months ended March 31, 2024 and 2023, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three months ended March 31, 2024 and 2023, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period:

	Three Months Ended March 31,
	2024	2023
Options to purchase Common Stock	147,000	913,856
Unvested restricted stock units and awards	1,708,023	177,275
Warrants for Common Stock	12,181,019	2,748,750
Series A-1 preferred stock	-	2,839,957
Series A-2 preferred stock	-	3,415,923
Convertible promissory notes	-	4,220,710
Total	14,036,042	14,316,471

8. Stock Based Compensation

The Company recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$4	$-
General and administrative	127	116
Sales and marketing	2	-
Research and development	4	252
Total stock-based compensation expense	$137	$368

Equity incentive plan – summary

During 2023, the Company adopted the OneMedNet Corporation 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an amount of shares of Common Stock equal to 10% of the number of shares of Common Stock of the Company following the Business Combination for issuance thereunder. The 2022 Plan became effective immediately upon the closing of the Business Combination and replaced the Legacy ONMD equity incentive plan.

Equity incentive plan – stock options

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $34 thousand and $132 thousand, respectively, on its outstanding stock options.

Equity incentive plan – restricted stock units (“RSU”)

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $103 thousand and $236 thousand, respectively, on its outstanding restricted stock units.

9. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of
	March 31, 2024	December 31, 2023
Liability Classified Warrants
Private Placement Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Subtotal	11,500,000	11,500,000
Grand Total	12,181,019	12,181,019

Convertible Promissory Notes Warrants

As described in Note 3, the Company issued Convertible Promissory Notes Warrants in 2022 and 2023. The Convertible Promissory Notes Warrants are classified as equity in accordance with ASC subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The Company determined that the fair value of the combined instrument (inclusive of the Convertible Promissory Notes) significantly exceeds the proceeds received; therefore, the Company concluded that the Convertible Promissory Notes Warrants are most accurately portrayed as an issuance cost related to the Convertible Promissory Notes. This resulted in an expense of $1.9 million being allocated to the Convertible Promissory Notes Warrants during the three months ended March 31, 2023, which is classified as stock warrant expense in the condensed consolidated statements of operations.

In connection with the closing of the Business Combination on November 7, 2023, all Convertible Promissory Notes Warrants were cashless exercised into shares of Legacy ONMD common stock and exchanged based on the appropriate conversion ratio for the Common Stock less an exercise price of $1.00. See the Form 10-K/A for all other details relating to the Convertible Promissory Notes Warrants issued prior to December 31, 2023.

PIPE Warrants

In conjunction with the issuance of the PIPE Notes described in Note 3, Data Knights also issued and sold to each of the Purchasers 95,745 warrants to purchase Common Stock at an exercise price of $10.00 per share (the “PIPE Warrants”). The PIPE Warrants are classified as liabilities because they did not meet the criteria for equity treatment under ASC 815-40. During the three months ended March 31, 2024, the Company recognized a change in fair value of PIPE Warrants of $(12) thousand.

Private Placement Warrants

In connection with the closing of the Business Combination on November 7, 2023, the Company assumed 585,275 private warrants to purchase Common Stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The Private Placement Warrants are classified as liabilities because they did not meet the criteria for equity treatment under ASC 815-40. During the three months ended March 31, 2024, the Company recognized a change in fair value of Private Placement Warrants of $5 thousand.

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Warrants	$-	$-	$14	$14
PIPE Warrants	-	-	2	2
PIPE Notes	-	-	1,617	1,617
Total liabilities, at fair value	$-	$-	$1,633	$1,633

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Warrants	$-	$-	$9	$9
PIPE Warrants	-	-	14	14
PIPE Notes	-	-	1,637	1,637
Total liabilities, at fair value	$-	$-	$1,660	$1,660

The following table presents the changes in the Private Warrants, PIPE Notes and PIPE Warrants measured at fair value for the three months ended March 31, 2024 (in thousands):

Level 3 Rollforward:	Private Warrants	PIPE Notes	PIPE Warrants
Balance, December 31, 2023	9	1,637	14
Changes in fair value	5	(20)	(12)
Balance, March 31, 2024	$14	$1,617	$2

Private Placement Warrants and PIPE Warrants

The aggregate fair value of the Private Placement Warrants and PIPE Warrants was $17 thousand and $24 thousand as of March 31, 2024 and December 31, 2023, respectively. The Company remeasured the fair value of the Private Placement Warrants and PIPE Warrants at March 31, 2024 using the Black-Scholes option-pricing model with the following assumptions:

	As of March 31,
	2024
	PIPE	Private
	Warrants	Warrants
Stock price	$0.71	$0.71
Exercise price	$10.00	$11.50
Expected volatility	59.9%	59.9%
Weighted average risk-free rate	4.2%	4.3%
Expected dividend yield	-	-
Expected term (in years)	4.6	4.6

PIPE Notes

The estimated fair values of the PIPE Notes are determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios. The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the convertible notes are outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied discount rate. The discount rate was held constant over the valuation periods given the fact pattern associated with the company and the stage of development.

The fair value of the PIPE Notes was $1.6 million as of March 31, 2024 and December 31, 2023.

11. Related Party Transactions

PIPE Notes and Warrants

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

Convertible Promissory Notes and Warrants

As described in Note 3, the Company issued various Convertible Promissory Notes to related party investors. Total gross proceeds raised from Convertible Promissory Notes with related parties was $12.3 million (out of $14.2 million total). In connection with the issuance of the Convertible Promissory Notes, the Company also issued Convertible Promissory Notes Warrants to purchase 2,976,000 shares of Legacy ONMD common stock to the same related parties (out of 3,726,000 total). The closing of the Business Combination triggered the conversion of all Convertible Promissory Notes and Convertible Promissory Notes Warrants into shares of Common Stock. See the Form 10-K/A for all other details relating to the Convertible Promissory Notes and Convertible Promissory Notes Warrants issued prior to December 31, 2023.

Shareholder Loans

In addition to the convertible shareholder loans described in Note 3, the Company also received gross proceeds of $0.3 million in connection with non-convertible shareholder loans with related party investors during the three months ended March 31, 2024. These loans bear an interest rate of 8.0% with a maturity date one year from issuance. The following table summarizes shareholder loans outstanding for the periods presented (in thousands):

	As of
	March 31, 2024	December 31, 2023
Shareholder loans – nonconvertible	$754	$454
Shareholder loans – convertible	1,000	-
Accrued interest	23	11
Total shareholder loans	$1,777	$465

Loan Extensions

The Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be either repaid in cash or, at the option of the lender, exchanged for a fixed amount of Common Stock at a price of $10.00 per share upon the closing of a business combination or a similar event. At the closing of the Business Combination, all lenders provided notice to have their loans converted into shares upon the filing of a registration statement on Form S-1 with the SEC. As of March 31, 2024, a registration statement has not yet been declared effective by the SEC, and a balance of $3.0 million remains outstanding on the Company’s condensed consolidated balance sheet.

12. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for its headquarters space at a cost of $530 per month. The Company incurred $2 thousand of rent expense, including common tenant costs and cancellation costs, during the three months ended March 31, 2024 and 2023, respectively.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recognized, if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company was not subject to any material legal proceedings during the three months ended March 31, 2024 and 2023.

13. Subsequent Events

The Company has evaluated subsequent events occurring through December 5, 2024, the date the condensed consolidated financial statements were issued, for events requiring recording or disclosure in the Company’s condensed consolidated financial statements.

Shareholder Loans

From April 2024, through the date of this report, the Company received gross proceeds of $0.7 million in connection with shareholder loans with related party investors. Of the $0.7 million, $0.6 million is convertible into shares of Common Stock at a conversion price of $0.7535 per share. The remaining $0.1 million is not convertible into equity and bears an interest rate of 8.0% with a maturity date one year from issuance. The Company subsequently repaid $0.2 million of the non-convertible shareholder loans through the date of this report.

Private Placements

As described in Note 3, on June 14, 2024, the Company and Helena entered into the Helena Termination Agreement to terminate the Helena SPA and related documents. Pursuant to the Helena Termination Agreement, the Company issued to Helena a warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.20 per share and agreed to reimburse Helena for certain reasonable and documented out-of-pocket legal fees and expenses incurred in connection with entry into the Helena SPA and Helena Termination Agreement and related documents. The Company incurred legal fees and expenses of $42 thousand in connection with the Helena Termination Agreement.

On July 23, 2024 and July 25, 2024, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain institutional investors in connection with the private placement of its Common Stock and pre-funded warrants with aggregate gross proceeds of approximately $4.6 million, before deducting fees and expenses payable by the Company. The Company used $2.8 million of the net proceeds to purchase Bitcoin ($BTC). There is no guarantee on the holding period for the purchased Bitcoin. The Company intends to use the remaining net proceeds for working capital and general corporate purposes.

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

On September 24, 2024, the Company entered into a securities purchase agreement (the “Follow-on SPA”) with an institutional accredited investor in connection with the private placement of its Common Stock, warrants and pre-funded warrants with aggregate gross proceeds of approximately $1.7 million, before deducting fees and expenses payable by the Company. The Company used $0.4 million of the net proceeds to purchase Bitcoin ($BTC). There is no guarantee on the holding period for the purchased Bitcoin. The Company intends to use the remaining net proceeds for working capital and general corporate purposes.

Pursuant to the Follow-on SPA, the Company agreed to issue and sell to the investor 1,918,591 shares of its Common Stock at a price of $0.65 per share, warrants exercisable for 133,095 shares of its Common Stock at an exercise price of $0.325 per share and pre-funded warrants exercisable for 743,314 shares of its Common Stock at an exercise price of $0.65 per share. The investor was required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The warrants and pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. The price per share of all Common Stock and pre-funded warrants sold in the private placement meets the minimum price requirement under Nasdaq Listing Rule 5635(d). The securities were issued to an institutional accredited investor in a private placement pursuant to Section 4(a)(2) and Regulation D promulgated under the Securities Act.

Standby Equity Purchase Agreement

On June 17, 2024, the Company entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”). Pursuant to the SEPA, subject to certain conditions, the Company has the option to sell to Yorkville an aggregate amount of up to $25.0 million of shares of Common Stock at the Company’s request from time to time following both the repayment of the Yorkville Promissory Note described below and the effectiveness of a resale registration statement covering the shares of Common Stock issued under the SEPA. The SEPA terminates on its 24-month anniversary.

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

In connection with the execution of the SEPA, the Company paid a $25,000 structuring fee to Yorkville. The Company agreed to pay a commitment fee of $0.5 million to Yorkville, which was payable in shares. In September 2024, the Company issued 526,312 shares of Common Stock to Yorkville to settle the commitment fee.

Additionally, Yorkville agreed to advance to the Company, in exchange for a convertible promissory note (the “Yorkville Promissory Note”), a principal amount of $1.5 million, which was funded on June 18, 2024. The Yorkville Promissory Note is due on June 18, 2025, and interest accrues at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Yorkville Promissory Note. The Yorkville Promissory Note will be convertible by Yorkville into shares of Common Stock at an aggregate purchase price based on a price per share equal to the lower of (a) $1.3408 per share (subject to downward reset upon the filing of the resale registration statement described below) or (b) 90% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock on Nasdaq during the seven trading days immediately prior to each conversion (the “Variable Price”), but which Variable Price may not be lower than the Floor Price then in effect. The “Floor Price” is $0.28 per share, subject to the Company’s option to reduce the Floor Price to any amount set forth in a written notice to Yorkville. While the Yorkville Promissory Note is outstanding, Yorkville may initiate an investor advance under the SEPA at the Yorkville Promissory Note conversion price, the proceeds of which would be used to repay the Yorkville Promissory Note.

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

Yorkville Letter

On October 8, 2024, Yorkville sent the Company a letter notifying the Company that it had breached a registration rights agreement with Yorkville by failing to file a Registration Statement on Form S-1 on the timeline set forth in the registration rights agreement (the “Yorkville Letter”). The Yorkville Letter asserted that this breach was an event of default and an amortization event under the prepaid advance in connection with the SEPA. The Yorkville Letter also asserted that the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 was an event of default under the Yorkville Promissory Note. The Company subsequently engaged in discussions with Yorkville regarding the Yorkville Letter, which discussions are ongoing.

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

Executive Turnover

As previously announced on Form 8-K, on August 26, 2024, Lisa Embree, Chief Financial Officer, Executive Vice President, Treasurer and Secretary, notified the Company of her intention to resign from her position effective August 30, 2024.

Effective August 30, 2024, the Board of Directors of the Company (the “Board”) appointed Mr. Robert Golden to serve as the Chief Financial Officer (“CFO”) on an interim basis to fill the vacancy created by the resignation of Lisa Embree. Effective on his appointment as interim CFO, Mr. Golden stepped down as a member and the chair of the Audit Committee of the Board. In connection with his appointment as interim CFO, the Company entered into a consulting agreement with Mr. Golden, pursuant to which Mr. Golden will receive a $12,000 monthly salary and a grant of 100,000 restricted stock units, which will vest on the first anniversary of the consulting agreement, subject to the terms and conditions set forth in the consulting agreement.

As previously announced on a Current Report on Form 8-K filed with the SEC on October 8, 2024, on October 1, 2024, Paul J. Casey and Erkan Akyuz resigned from the Board, effective immediately. Also on October 1, 2024, the Board appointed Jair Clarke and Sherry Coonse McCraw to the Board to fill the vacancies created by Mr. Casey and Mr. Akyuz, respectively. In connection with Ms. Coonse McCraw and Mr. Clarke’s service on the Board, the Board approved an RSU grant providing for the grant of 45,000 RSUs to each director for one full year of service (pro-rated for 2024). The RSUs will vest at the end of December 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in the Form 10-K/A.

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere (or incorporated by reference) in this Report and in the Form 10-K/A. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “OneMedNet”, “we”, “us”, “our,” and “the Company” are intended to mean the business and operations of OneMedNet Corporation and its consolidated subsidiary following the Business Combination.

Company Overview

OneMedNet Corporation is a healthcare software company with solutions focused on digital medical image management, exchange, and sharing. The Company was founded in Delaware on November 20, 2015. The Company has been solely focused on creating solutions that simplify digital medical image management, exchange, and sharing. The Company has one wholly-owned subsidiary, OneMedNet Technologies (Canada) Inc., incorporated on October 16, 2015 under the provisions of the Business Corporations Act of British Columbia whose functional currency is the Canadian dollar. The Company’s headquarters location is Eden Prairie, Minnesota.

Business Combination

On November 7, 2023, we held the closing of the Business Combination whereby Merger Sub merged with and into Legacy ONMD, with Legacy ONMD continuing as the surviving entity, which resulted in all of the issued and outstanding capital stock of Legacy ONMD being exchanged for shares of Common Stock upon the terms set forth in the agreement and plan of merger, dated April 25, 2022 (the “Merger Agreement”), by and among Data Knights, Merger Sub, Legacy ONMD, Data Knights, LLC, a Delaware limited liability company (the “Sponsor”), and Paul Casey, in his capacity as representative of the stockholders of Legacy ONMD. The Business Combination and other transactions that closed on November 7, 2023, pursuant to the Merger Agreement, led to Data Knights changing its name to “OneMedNet Corporation” and the business of the Company became the business of Legacy ONMD.

Pursuant to the terms of the Merger Agreement, the total consideration for the Business Combination and related transactions (the “Merger Consideration”) was approximately $200 million. In connection with the special meeting of stockholders of Data Knights, certain public holders holding 1,600,741 shares of Data Knights common stock exercised their right to redeem such shares for a pro rata portion of the funds held by Continental Stock Transfer & Trust Company, as trustee in the trust account established in connection with Data Knights’ initial public offering. Effective November 7, 2023, Data Knights’ units ceased trading, and effective November 8, 2023, the Common Stock began trading on the Nasdaq Global Market under the symbol “ONMD” and the Public Warrants began trading on the Nasdaq Global Market under the symbol “ONMDW.” The Common Stock and Public Warrants were transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on August 19, 2024, and continue to trade under the symbols “ONMD” and “ONMDW,” respectively.

As a result of the Business Combination, holders of Data Knights common stock automatically received Common Stock of OneMedNet, and holders of Data Knights warrants automatically received warrants of OneMedNet with substantively identical terms. At the closing of the Business Combination, all shares of Data Knights owned by the Sponsor (consisting of shares of Data Knights common stock and shares of Data Knights Class B common stock), automatically converted into an equal number of shares of OneMedNet’s Common Stock, and the private placement warrants held by the Sponsor automatically converted into warrants to purchase one share of OneMedNet Common Stock with substantively identical terms.

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

General and Administrative

General and administrative functions include finance, legal, human resources, operations, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, and depreciation expense.

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

Other (Income) Expenses, Net

Other (income) expenses, net, primarily includes the changes in fair value of convertible debt and change in fair value of PIPE Notes for which we have elected the fair value option of accounting. Convertible notes payable, which include convertible promissory notes and PIPE Notes issued to related parties, including accrued interest and contingently issuable warrants, contain embedded derivatives, including settlement of the contingent conversion features, which require bifurcation and separate accounting. Accordingly, we have elected to measure the entire contingently convertible debt instruments, including accrued interest, at fair value. These debt instruments were initially recorded at fair value as liabilities and are subsequently re-measured at fair value on our condensed consolidated balance sheet at the end of each reporting period and at settlement, as applicable. Other income or expenses, net, also includes changes in fair value of loan extensions, deferred underwriting fees and warrants which are treated as liability instruments measured at fair value for accounting purposes, initially recorded at fair value and subsequently re-measured to fair value on our condensed consolidated balance sheets at the end of each reporting period. The changes in the fair value of these debt and liability instruments are recorded in changes in fair value, included as a component of other (income) expenses, net, in the condensed consolidated statements of operations.

At the closing of the Business Combination, convertible promissory notes were converted into Common Stock immediately prior to the Closing and were no longer outstanding as of the closing date.

Other (income) expenses, net, also includes foreign exchange and tax expenses related to the Company’s operations and revenue outside of the United States.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue
Subscription revenue	$201	$167	$34	20%
Web imaging revenue	47	33	14	42%
Total revenue	248	200	48	24%
Cost of revenue	317	289	28	10%
Gross margin	(69)	(89)	20	-22%
Operating expenses
General and administrative	1,358	539	819	152%
Sales and marketing	229	259	(30)	-12%
Research and development	445	582	(137)	-24%
Total operating expenses	2,032	1,380	652	47%
Loss from operations	(2,101)	(1,469)	(632)	43%
Other (income) expense, net
Interest expense	42	-	42	N/A
Change in fair value of warrants	(7)	-	(7)	N/A
Change in fair value of PIPE Notes	(20)	-	(20)	N/A
Change in fair value of convertible promissory notes	-	4,414	(4,414)	-100%
Stock warrant expense	-	1,935	(1,935)	-100%
Other (income) expense	(7)	8	(15)	-188%
Total other (income) expenses, net	8	6,357	(6,349)	-100%
Net loss	$(2,109)	$(7,826)	$5,717	-73%

Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
Subscription revenue (BEAM)	$201	$167	$34	20%
Web imaging revenue (iRWD)	47	33	14	42%
Total	$248	$200	$48	24%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the three months ended March 31, 2024, overall revenue increased by 24%. The primary driver for the subscription revenue increase was delivery of revenue to a significant customer. The primary driver for the increase in web imaging revenue was revenue deliveries pushed to the first quarter of 2024.

Cost of Revenue

	Three Months Ended March 31,
	2024	2023
Cost of revenue	317	289
% of revenue	128%	145%

For the three months ended March 31, 2024, we were able to reduce our cost of revenue as a percentage of revenue by 17%. The decrease is primarily driven by lower iRWD consulting costs during the three months ended March 31, 2024.

General and Administrative

Our general and administrative expense increased $0.8 million, or 152%, to $1.4 million for the three months ended March 31, 2024 from $0.5 million for the three months ended March 31, 2023. The increase is primarily due to an increase in professional fees of $0.6 million from being a public company, employee salaries and benefits of $0.1 million and bad debt expense of $0.1 million.

Sales and Marketing

Our sales & marketing expense decreased $30 thousand, or 12%, to $229 thousand for the three months ended March 31, 2024 from $259 thousand for the three months ended March 31, 2023. The decrease is primarily due to a decrease in salaries and benefits of $84 thousand, which is partially offset by increases in trade shows, dues and subscriptions and consultants, which collectively increased by $54 thousand.

Research and development

Our research and development expense decreased $0.1 million, or 24%, to $0.5 million for the three months ended March 31, 2024 from $0.6 million for the three months ended March 31, 2023. The decrease is primarily due to a decrease in stock compensation expense of $0.2 million, which is partially offset by an increase in salaries and benefits of $0.1 million.

Interest Expense

During the three months ended March 31, 2024, interest expense was primarily comprised of interest expense on loans made from related parties (Management and Directors) and interest expense on $0.5 million of deferred underwriter fees payable in cash. During the three months ended March 31, 2023, we did not incur any interest expense.

Change in Fair Value of Warrants

The change in fair value of Warrants was due to the closing of the Business Combination and the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of PIPE Notes

The change in fair value of PIPE Notes was due to the closing of the Business Combination and the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Convertible Debt

The change in fair value of convertible debt was due to the closing of the Business Combination and the resulting fluctuations of the market price of shares of Common Stock. The Convertible Promissory Notes were no longer outstanding during the three months ended March 31, 2024.

Non-GAAP Financial Measure

In addition to providing financial measurements based on U.S. GAAP, we provide an additional financial metric that is not prepared in accordance with U.S. GAAP (a “non-GAAP financial measure”). We use this non-GAAP financial measure, in addition to U.S. GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. This non-GAAP financial measure is Adjusted EBITDA, as discussed below.

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

This non-GAAP financial measure should not be viewed as a substitute for a U.S. GAAP financial measure and may be different from a similarly titled non-GAAP financial measure used by other companies. Furthermore, there are limitations inherent in the non-GAAP financial measure because it excludes charges and credits that are required to be included in a U.S. GAAP presentation. Accordingly, the non-GAAP financial measure does not replace the presentation of our U.S. GAAP financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with U.S. GAAP. U.S. GAAP net loss is the closest comparable U.S. GAAP measure used.

We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as U.S. GAAP net loss excluding the following items: interest expense; income tax expense; depreciation and amortization of tangible assets; stock-based compensation; Business Combination transaction expenses; and other non-recurring items that may arise from time to time.

The non-GAAP adjustments, and our basis for excluding them from our non-GAAP financial measure, are outlined below:

●	Adjusted EBITDA does not reflect interest expense or the cash requirements necessary to service payments on our shareholder loans, which is not a core form of financing for our business;

●	Adjusted EBITDA does not reflect income tax expense, which relates to our foreign subsidiary, because we have suffered recurring consolidated operating losses since inception and expect that to continue in the future;

●	Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and Adjusted EBITDA does not reflect the cash required to fund such replacements;

●	Adjusted EBITDA excludes stock-based compensation expense which has been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business and an important part of our compensation strategy;

●	Adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as mark-to-market adjustments, stock warrant expense, etc.) have recurred and may recur; and

●	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table reconciles U.S. GAAP net loss to Adjusted EBITDA during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,109)	$(7,826)
Interest expense	42	-
Depreciation and amortization	11	6
Stock-based compensation	137	368
Change in fair value of warrants	(7)	-
Change in fair value of PIPE Notes	(20)	-
Change in fair value of convertible promissory notes	-	4,414
Stock warrant expense	-	1,935
Adjusted EBITDA	(1,946)	(1,103)

Liquidity and Capital Resources

As of March 31, 2024, our principal sources of liquidity were proceeds from related party investors and our revolving line of credit and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in)
Operating activities	$(1,547)	$(1,002)
Investing activities	(6)	-
Financing activities	1,680	876

Operating Activities

Our net cash and cash equivalents used in operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expense, changes in fair value of liability classified financial instruments, and as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to contract performance obligations. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the performance obligation.

Net cash used in operating activities was $1.5 million during the three months ended March 31, 2024. Net cash used in operating activities was due to our net loss of $2.1 million, which is offset by non-cash items of $0.1 million, primarily consisting of stock-based compensation, and cash from operating assets and liabilities of $0.4 million due to the timing of cash payments to vendors and cash receipts from customers.

By comparison, the Company’s net cash used in operating activities was $1.0 million during the three months ended March 31, 2023. Net cash used in operating activities for the three months ended March 31, 2023 was due to our net loss of $7.8 million, which is offset by non-cash items of $6.7 million, primarily consisting of the change in fair value of convertible debt of $4.4 million, stock warrant expense of $1.9 million and stock-based compensation expense of $0.4 million, and cash from operating assets and liabilities of $0.1 million due to the timing of cash payments to vendors and cash receipts from customers.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2024 consisted of $6 thousand of purchased property and equipment.

By comparison, no cash and cash equivalents were used or provided by investing activities during the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2024, which primarily consisted of $1.3 million and $0.4 million of proceeds from related party loans and our revolving line of credit, respectively.

By comparison, the Company’s net cash provided by financing activities was $0.9 million for the three months ended March 31, 2023, which primarily consisted of $1.1 million proceeds from the issuance of convertible promissory notes payable offset by $0.2 million of Business Combination costs paid.

Contractual Obligations and Commitments and Going Concern Outlook

Currently, management does not believe that our cash and cash equivalents is sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support the expansion of our infrastructure and workforce, interest expense and minimum contractual obligations. Management intends to raise cash for operations through debt and equity offerings. As a result of the Company’s recurring loss from operations and the need for additional financing to fund its operating and capital requirements there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

The following table summarizes our current and long-term material cash requirements as of March 31, 2024:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$5,874	$5,874	$-
Loan extensions	2,992	2,992	-
Deferred underwriter fee payable	3,307	3,307	-
Loan, related party	1,777	-	1,777
PIPE Notes	1,617	1,617	-
Line of credit	411	411	-
	$15,979	$14,202	$1,777

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results of operations and the value of our assets cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K/A, the notes to our audited financial statements appearing in the Form 10-K/A, and the notes to the financial statements appearing elsewhere in this Report. There have been no material changes to these critical accounting policies and estimates through March 31, 2024 from those discussed in the Form 10-K/A.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Material Weakness

As disclosed elsewhere in this Report, we completed the Business Combination on November 7, 2023. Prior to the Business Combination, Data Knights, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because Data Knights’ operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management is aware of material weaknesses in the Company’s internal control related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting, errors in accounting for non-routine transactions, and lack of record keeping. Due to the limited transactional volume currently experienced combined with our financial limitations, we do not currently have an expanded accounting department that would allow us to better segregate duties. Over time, as we continue to grow and add accounting staff, we expect to continue to enhance our internal control structure, including appropriate segregation of duties. During September 2024, changes were made to accounting personnel to enhance our financial reporting structure, which we expect to alleviate reporting pressures, including reporting of non-routine transactions. In addition, the new personnel has focused on creating central filing repositories to manage accounting records and other company documents.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” in the Form 10-K/A and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Form 10-K/A and our other public filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.3	Warrant Agreement, dated May 6, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on May 11, 2021).
10.1	Securities Purchase Agreement entered into as of March 28, 2024, by and between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.2	Registration Rights Agreement dated as of March 28, 2024, by and among OneMedNet Corporation and each of the investors to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.3	Subscription Escrow Agreement effective March 28, 2024, by and among OneMedNet Corporation, each investor identified on the signature pages thereto, and Rimon, P.C., as the Escrow Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

# The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 5, 2024.

OneMedNet Corporation

By:	/s/ Robert Golden
Robert Golden
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

