Form 10-Q
period 2024-06-30
OneMedNet Corp
filed 2024-12-11
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of December 11, 2024, there were 27,987,427 shares of common stock, par value $0.0001 per share, issued and outstanding.

Table of Contents

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	ii

PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit for the three and six months ended June 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
Signatures		27

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs.

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, and operating expenses.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Form 10-Q and other documents we file with the SEC. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our ability to raise substantial additional capital in sufficient amounts or on acceptable terms to fund our operations and our business plan;

●	our ability to reverse the recent decline in our revenue and resume growing our revenue;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

●	our reliance on third-party suppliers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel; and

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in our Form 10-K/A and in other documents we file with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.

You should read this Form 10-Q and the documents that we incorporate by reference in this Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements including those described in this Form 10-Q and in the “Risk Factors” section of our Form 10-K/A and other documents we file with the SEC.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$407	$47
Restricted cash	300	-
Accounts receivable, net	75	152
Prepaid expenses and other current assets	174	166
Total current assets	956	365
Property and equipment, net	85	99
Total assets	$1,041	$464
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$6,477	$4,965
Deferred revenues	519	254
Loan extensions	2,992	2,992
PIPE Notes	1,670	1,637
Yorkville Note	2,173	-
Deferred underwriter fee payable	3,323	3,525
Loan – related party	2,392	465
Line of credit	500	-
Total current liabilities	20,046	13,838
Derivative liability	160	-
Other long-term liabilities	22	68
Total liabilities	20,228	13,906
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred Stock, par value $0.0001, 1,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common Stock, par value $0.0001; 100,000,000 shares authorized, 24,050,010 shares issued and 23,862,265 shares outstanding at June 30, 2024, and 23,572,232 shares issued and outstanding as of December 31, 2023	2	2
Additional paid-in capital	78,478	77,996
Treasury stock, at cost, 187,745 and 0 shares at June 30, 2024 and December 31, 2023, respectively	(529)	-
Accumulated deficit	(97,138)	(91,440)
Total stockholders’ deficit	(19,187)	(13,442)
Total liabilities and stockholders’ deficit	$1,041	$464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Subscription revenue	$141	$173	$342	$340
Web imaging revenue	86	-	134	16
Total revenue	227	173	476	356
Cost of revenue	329	230	646	519
Gross margin	(102)	(57)	(170)	(163)
Operating expenses
General and administrative	1,716	624	3,073	1,163
Sales and marketing	253	311	483	571
Research and development	383	579	828	1,161
Total operating expenses	2,352	1,514	4,384	2,895
Loss from operations	(2,454)	(1,571)	(4,554)	(3,058)
Other expense (income), net
Interest expense	41	-	83	-
Change in fair value of warrants	6	-	(1)	-
Change in fair value of PIPE Notes	52	-	33	-
Change in fair value of Yorkville Note	823	-	823	-
Change in fair value of derivative liability	160	-	160	-
Change in fair value of convertible promissory notes	-	5,836	-	10,250
Stock warrant expense	33	2,165	33	4,100
Other expense	20	29	13	36
Total other expense, net	1,135	8,030	1,144	14,386
Net loss	$(3,589)	$(9,601)	$(5,698)	$(17,444)

Earnings per share:
Basic and diluted net loss per common share outstanding	$(0.15)	$(2.38)	$(0.24)	$(4.33)

Basic and diluted weighted average number of common shares outstanding	23,940,120	4,033,170	23,717,110	4,033,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

Three and Six Months Ended June 30, 2024

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	23,572,232	$2	-	$-	$77,996	$(91,440)	$(13,442)
Issuance of common stock to settle deferred underwriter fee payable	277,778	-	-	-	242	-	242
Stock-based compensation expense	-	-	-	-	137	-	137
Repurchase of common stock	-	-	(187,745)	(529)	-	-	(529)
Net loss	-	-	-	-	-	(2,109)	(2,109)
Balances as of March 31, 2024	23,850,010	2	(187,745)	(529)	78,375	(93,549)	(15,701)
Vesting of restricted stock units	200,000	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	103	-	103
Net loss	-	-	-	-	-	(3,589)	(3,589)
Balances as of June 30, 2024	24,050,010	$2	(187,745)	$(529)	$78,478	$(97,138)	$(19,187)

Three and Six Months Ended June 30, 2023

					Total
	Series A-2		Series A-1		Temporary			Additional		Total
	Preferred Stock		Preferred Stock		Equity	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2022	3,415,923	$9,634	2,839,957	$8,010	$17,644	4,033,170	$-	$13,657	$(57,660)	$(26,359)
Issuance of OMN warrants in conjunction with convertible promissory notes	-	-	-	-	-	-	-	1,935	-	1,935
Stock-based compensation expense	-	-	-	-	-	-	-	368	-	368
Net loss	-	-	-	-	-	-	-	-	(7,843)	(7,843)
Balances as of March 31, 2023	3,415,923	9,634	2,839,957	8,010	17,644	4,033,170	-	15,960	(65,503)	(31,899)
Issuance of OMN warrants in conjunction with convertible promissory notes	-	-	-	-	-	-	-	2,165	-	2,165
Stock-based compensation expense	-	-	-	-	-	-	-	280	-	280
Net loss	-	-	-	-	-	-	-	-	(9,601)	(9,601)
Balances as of June 30, 2023	3,415,923	$9,634	2,839,957	$8,010	$17,644	4,033,170	$-	$18,405	$(75,104)	$(39,055)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,698)	$(17,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	13
Stock-based compensation expense	240	648
Stock warrant expense	33	4,100
Change in fair value of warrant liabilities	(1)	-
Change in fair value of PIPE Notes	33	-
Change in fair value of Yorkville Note	823	-
Change in fair value of derivative liability	160	-
Gain on forgiveness of CEBA loan	(15)	-
Change in fair value of convertible promissory notes	-	10,250
Non-cash interest	67	-
Change in operating assets and liabilities:
Accounts receivable	77	(107)
Prepaid expenses and other current assets	(8)	17
Accounts payable and accrued expenses	950	279
Deferred revenues	265	278
Net cash used in operating activities	(3,053)	(1,966)
Cash flows from investing activities:
Purchases of property and equipment	(7)	(7)
Net cash used in investing activities	(7)	(7)
Cash flows from financing activities:
Proceeds from issuance of shareholder loans	2,000	604
Repayment of shareholder loan	(100)	-
Proceeds from line of credit borrowings	500	-
Repayment of CEBA loan	(30)	-
Proceeds from issuance of Yorkville Note	1,350	-
Proceeds from issuance of convertible promissory notes	-	2,100
Business Combination costs	-	(690)
Net cash provided by financing activities	3,720	2,014
Net increase in cash, cash equivalents and restricted cash	660	41
Cash, cash equivalents and restricted cash at beginning of period	47	271
Cash, cash equivalents and restricted cash at end of period	$707	$312
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to settle deferred underwriter fee payable	$242	$-
Consideration for repurchase of common stock included in accounts payable and accrued expenses	$(529)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Organization and description of business

OneMedNet Corporation (the “Company”) is a healthcare software company with solutions focused on digital medical image management, exchange, and sharing. The Company was founded in Delaware on November 20, 2015. The Company has been solely focused on creating solutions that simplify digital medical image management, exchange, and sharing. The Company has one wholly owned subsidiary, OneMedNet Technologies (Canada) Inc., incorporated on October 16, 2015 under the provisions of the Business Corporations Act of British Columbia whose functional currency is the Canadian dollar. The Company’s headquarters location is Eden Prairie, Minnesota.

On November 7, 2023, Data Knights Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Data Knights Acquisition Corp. (“Data Knights”), a Delaware corporation, merged with and into OneMedNet Solutions Corporation (formerly named OneMedNet Corporation) (“Legacy ONMD”), with Legacy ONMD surviving as a wholly owned subsidiary of Data Knights (the “Business Combination”). Following the consummation of the Business Combination, Data Knights was renamed to “OneMedNet Corporation.”

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the related notes for the year ended December 31, 2023 in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on November 5, 2024 (the “Form 10-K/A”).

The interim unaudited condensed consolidated financial statements include the consolidated accounts of the Company’s wholly owned subsidiary, OneMedNet Technologies (Canada) Inc. All significant intercompany transactions have been eliminated in consolidation.

Liquidity and going concern

The Company has incurred recurring net losses since its inception, including $3.6 million and $5.7 million for the three and six months ended June 30, 2024, respectively. In addition, the Company had an accumulated deficit of $97.1 million as of June 30, 2024. The Company’s unrestricted cash balance of $0.4 million is not adequate to fund its operations through at least twelve months from the date these condensed consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Treasury stock

The Company records the repurchase of its common stock, par value $0.0001 per share (“Common Stock”) at cost on the trade date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders’ equity (deficit). Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Derivative financial instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the condensed consolidated statement of operations as a component of other expense (income), net. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its condensed consolidated financial statements and footnotes.

Recently adopted accounting pronouncement

In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company has opted to adopt this guidance early on January 1, 2024, which had no impact on the condensed consolidated financial statements.

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

The Convertible Promissory Notes were issued for general working capital purposes. The Company elected the fair value option (“FVO”) of accounting under ASC 825, Financial Instruments, for its Convertible Promissory Notes. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other expense (income), net in the accompanying condensed consolidated statements of operations under the caption change in fair value of convertible promissory notes.

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

The Company elected the FVO of accounting for its PIPE Notes. The estimated fair value adjustment is presented as a single line item within other expense (income), net in the accompanying condensed consolidated statements of operations under the caption change in fair value of PIPE Notes. As of June 30, 2024 and December 31, 2023, the fair value of the PIPE Notes was $1.7 million and $1.6 million, respectively, which is included in current liabilities on the condensed consolidated balance sheets.

Shareholder Loans

From January to June 2024, the Company received gross proceeds of $1.6 million in connection with shareholder loans with a related party investor which are convertible into 2,123,312 shares of Common Stock at a conversion price of $0.7535 per share. These loans do not bear interest and mature one year from issuance. The balance of $1.6 million is included in loan – related party on the condensed consolidated balance sheet as of June 30, 2024.

Helena Notes

On March 28, 2024, the Company entered into a definitive securities purchase agreement (the “Helena SPA”) with Helena Global Investment Opportunities 1 Ltd. (“Helena”), an affiliate of Helena Partners Inc., a Cayman Islands-based advisor and investor providing for up to $4.5 million in funding through a private placement for the issuance of senior secured convertible notes and warrants across multiple tranches. The Helena SPA was subsequently terminated in June 2024 prior to the closing of any tranches (the “Helena Termination Agreement”). As such, except as described below, the Helena SPA had no impact on the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2024.

Pursuant to the Helena Termination Agreement, the Company agreed to issue to Helena a warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.20 per share (the “Helena Termination Warrants”) and agreed to reimburse Helena for certain reasonable and documented out-of-pocket legal fees and expenses incurred in connection with entry into the Helena SPA and Helena Termination Agreement and related documents. The Company incurred legal fees and expenses of $42 thousand in connection with the Helena Termination Agreement. As of June 30, 2024, the Helena Termination Warrants were not yet issued or outstanding. However, in accordance with the loss contingency guidance of ASC Topic 450, Contingencies, the Company determined that it was probable that a liability had been incurred (its obligation to issue warrants) and the amount of the loss could be reasonably estimated (the fair value of 50,000 warrants at an exercise price of $1.20 per share). Therefore, the Company recorded stock warrant expense of $33 thousand in its condensed consolidated statement of operations, with an offsetting liability to accounts payable and accrued expenses on its condensed consolidated balance sheet. The Company will reclassify the contingent liability to equity or warrant liabilities under applicable guidance when the Helena Termination Warrants are issued, which occurred in December 2024.

Yorkville Note

On June 17, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) (see Note 6). Upon entry into the SEPA, the Company issued Yorkville a $1.5 million convertible promissory note for $1.35 million in cash (after a 10% original issue discount) (the “Yorkville Note”). The Yorkville Note does not bear interest and matures on June 17, 2025. The Yorkville Note is convertible by Yorkville into shares of Common Stock at an aggregate purchase price based on a price per share equal to the lower of (a) $1.3408 per share (subject to downward reset upon the filing of the resale registration statement described below) or (b) 90% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq during the seven trading days immediately prior to each conversion (the “Variable Price”), but which Variable Price may not be lower than the Floor Price then in effect. The “Floor Price” is $0.28 per share, subject to the Company’s option to reduce the Floor Price to any amounts set forth in a written notice to Yorkville. Upon the occurrence and during the continuation of an event of default (as defined in the Yorkville Note), the Yorkville Note will become immediately due and payable. The issuance of the Common Stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding Common Stock as of June 18, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company’s Common Stock. As a result of the Company’s failure to file its Form 10-Q for the fiscal quarter ended June 30, 2024 by August 14, 2024 (i.e., a deemed Event of Default under the Yorkville Note), the Company began accruing interest at the default rate of 18.0% as of August 14, 2024. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issuable under the SEPA by August 30, 2024 (see Note 6). As such, the full unpaid principal amount of the Yorkville Note may become immediately due and payable at Yorkville’s election. The Company subsequently engaged in discussions with Yorkville regarding these events of default, which discussions are ongoing.

The Company elected the FVO of accounting for the Yorkville Note. The estimated fair value adjustment is presented as a single line item within other expense (income), net in the accompanying condensed consolidated statements of operations under the caption change in fair value of Yorkville Note. As of June 30, 2024, the fair value of the Yorkville Note was $2.2 million, which is included in current liabilities on the condensed consolidated balance sheets.

The Company was required to apply $0.1 million of the Yorkville Note proceeds to the payment of audit fees for fiscal year 2023, and $0.3 million was transferred to escrow for future audit fees payable. The $0.3 million in escrow is classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2024.

4. Line of Credit

In March 2024, the Company obtained a line of credit of $1.0 million with BOC Bank to support short-term working capital needs, of which $0.5 million was drawn and remained outstanding as of June 30, 2024. The line of credit bears an interest rate of 5.0% and matures in 120 days. In July 2024, the maturity date was extended an additional 120 days to November 2, 2024. The outstanding balance was repaid in full on July 30, 2024, and the line of credit was terminated at maturity in November 2024.

5. Canadian Emergency Business Account (“CEBA”)

During December 2020, the Company applied for and received a $60 thousand CAD ($40 thousand USD) equivalent CEBA loan. The loan was provided by the government of Canada to provide capital to organizations to see them through the challenges related to the COVID-19 pandemic and better position them to return to providing services and creating employment. The loan is unsecured. The loan was interest free through December 31, 2023. If the loan was paid back by January 18, 2024, $15 thousand of the loan would have been forgiven. If the loan was not paid back by January 18, 2024, the full $40 thousand loan would have been converted to a loan repayable over three years with a 5% interest rate. The loan was paid back prior to January 18, 2024, and the Company recognized a gain on extinguishment of $15 thousand, which is presented in other expense (income), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

6. Stockholders’ Deficit

Common Stock

In connection with the Business Combination, Data Knights entered into an agreement with their underwriters (“EF Hutton”) whereby EF Hutton agreed to waive the related merger underwriting fees that were payable at closing ($4.0 million) in exchange for allocated payments as follows: (i) $0.5 million in cash at closing; (ii) a $0.5 million promissory note that matured on March 1, 2024; and (iii) a transfer of 277,778 shares of Common Stock, which were valued at the closing stock price of $10.89 per share on June 28, 2023. If, five trading days prior to the six-month anniversary, the aggregate VWAP value of the 277,778 shares of Common Stock was lower than the original share value of $3.0 million, the Company was obligated to compensate EF Hutton at a new share price equal to the difference in amount on such date. Due to the decrease in share value on the six-month anniversary, the Company was required to either pay to EF Hutton an additional $2.8 million or issue to EF Hutton an additional 3,175,000 shares of Common Stock. In January 2024, the Company issued the original 277,778 shares of Common Stock as consideration for $0.2 million owed by the Company. As of June 30, 2024, the Company was obligated to pay to EF Hutton the true-up of either $2.8 million or 3,175,000 shares of Common Stock valued at $0.88 per share, plus the $0.5 million promissory note. Upon the occurrence of an event of default, the promissory note bears interest at a rate of 12.5% until such event of default is cured. The promissory note remained unpaid upon maturity on March 1, 2024, and the Company recorded interest expense of $15 thousand and $25 thousand during the three and six months ended June 30, 2024, respectively, because of the event of default. In August 2024, the Company made a promissory note payment of $0.1 million.

In February 2024, the Company entered into a stock repurchase agreement with a former holder of Convertible Promissory Notes pursuant to which the Company repurchased 187,745 shares of Common Stock in exchange for cash of $0.5 million that is payable in installments. The Company made payments of $0.1 million in July and October 2024 and the remaining $0.3 million is expected to be repaid in early 2025. The $0.5 million represents the principal and accrued interest outstanding on the holder’s Convertible Promissory Note immediately prior to the Business Combination. The $0.5 million outstanding at June 30, 2024 is classified in accounts payable and accrued expenses on the condensed consolidated balance sheet. The 187,745 repurchased shares were reclassified to treasury stock as of June 30, 2024.

Standby Equity Purchase Agreement

On June 17, 2024, the Company and Yorkville entered into the SEPA. Under the SEPA, the Company has the right to sell to Yorkville up to $25.0 million of its Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 24-month period. Sales of the Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Upon the satisfaction of the conditions precedent in the SEPA, which include having a resale shelf for shares of Common Stock issued to Yorkville declared effective, the Company has the right to direct Yorkville to purchase a specified number of shares of Common Stock by delivering written notice (each an “Advance”). An Advance may not exceed the greater of (i) 100% of the average of the daily trading volume of the Common Stock on Nasdaq, during the five consecutive trading days immediately preceding the date of the Advance, and (ii) five hundred thousand (500,000) shares of Common Stock.

Yorkville will generally purchase shares pursuant to an Advance at a price per share equal to 97% of the VWAP, on Nasdaq during the three consecutive trading days commencing on the date of the delivery of the Advance (unless the Company specifies a minimum acceptable price or there is no VWAP on the subject trading day).

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 24-month anniversary of the date of the SEPA or (ii) the date on which Yorkville shall have made payment for shares of Common Stock equal to $25.0 million. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding advances for which shares of Common Stock need to be issued and the Yorkville Note has been paid in full. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville a $25 thousand cash structuring fee. In addition, the Company must pay a commitment fee in shares equal to $0.5 million. As of June 30, 2024, the $0.5 million commitment fee was included in accounts payable and accrued expenses in the condensed consolidated balance sheet. In September 2024, the Company paid an equivalent of the commitment fee by issuing to Yorkville 526,312 shares of Common Stock.

In connection with the entry into the SEPA, on June 17, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than August 30, 2024, a registration statement for the resale by Yorkville of the shares of Common Stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing and to maintain the effectiveness of such registration statement during the 24-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Yorkville Note into Common Stock) until such resale registration statement is declared effective by the SEC. The Company has not yet filed a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issued under the SEPA, which is deemed an event of default under the SEPA and as a result, a payment of $0.6 million became due on October 15, 2024. The $0.6 million due includes the outstanding principal of $0.5 million, accrued and unpaid interest, and a payment premium of 10%. As described in Note 3, the Company subsequently engaged in discussions with Yorkville regarding the events of default, which discussions are ongoing.

The SEPA was accounted for as a liability under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.2 million at the inception of the agreement and as of June 30, 2024. The embedded forward option was deemed to have no value as there were no notices for the sale of the Company’s Common Stock as of June 30, 2024.

Preferred Stock

As of June 30, 2024 and December 31, 2023, no shares of Preferred Stock were issued or outstanding. All shares of Legacy ONMD Series A-2 Preferred Stock and Series A-1 Preferred Stock were converted into Common Stock in connection with the Business Combination. See the Form 10-K/A for all other details relating to the Series A-2 Preferred Stock and Series A-1 Preferred Stock issued prior to December 31, 2023.

7. Net Loss per Share

For the six months ended June 30, 2024 and 2023, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the six months ended June 30, 2024 and 2023, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period:

	Six Months Ended June 30,
	2024	2023
Options to purchase Common Stock	147,000	913,856
Unvested restricted stock units and awards	1,428,023	177,275
Warrants for Common Stock	12,181,019	3,112,165
Series A-1 preferred stock	-	2,839,957
Series A-2 preferred stock	-	3,415,923
Convertible promissory notes	1,118,735	4,643,325
Total	14,874,777	15,102,501

8. Stock-Based Compensation

The Company recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2024	2023
Cost of revenue	$4	$-
General and administrative	92	116
Sales and marketing	2	-
Research and development	5	164
Total stock-based compensation expense	$103	$280

	Six Months Ended June 30,
	2024	2023
Cost of revenue	$8	$-
General and administrative	220	232
Sales and marketing	3	-
Research and development	9	416
Total stock-based compensation expense	$240	$648

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

Equity incentive plan – stock options

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0 and $132 thousand, respectively, on its outstanding stock options.

For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $34 thousand and $264 thousand, respectively, on its outstanding stock options.

Equity incentive plan – restricted stock units (“RSU”)

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $103 thousand and $148 thousand, respectively, on its outstanding restricted stock units.

For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $206 thousand and $384 thousand, respectively, on its outstanding restricted stock units.

9. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of
	June 30, 2024	December 31, 2023
Liability Classified Warrants
Private Placement Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Subtotal	11,500,000	11,500,000
Grand Total	12,181,019	12,181,019

Convertible Promissory Notes Warrants

As described in Note 3, the Company issued Convertible Promissory Notes Warrants in 2022 and 2023. The Convertible Promissory Notes Warrants are classified as equity in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The Company determined that the fair value of the combined instrument (inclusive of the Convertible Promissory Notes) significantly exceeded the proceeds received; therefore, the Company concluded that the Convertible Promissory Notes Warrants are most accurately portrayed as an issuance cost related to the Convertible Promissory Notes. This resulted in an expense of $2.2 million and $4.1 million being allocated to the Convertible Promissory Notes Warrants during the three and six months ended June 30, 2023, respectively, which is classified as stock warrant expense in the condensed consolidated statements of operations.

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

PIPE Warrants

In conjunction with the issuance of the PIPE Notes described in Note 3, Data Knights also issued and sold to each of the Purchasers 95,745 warrants to purchase Common Stock at an exercise price of $10.00 per share (the “PIPE Warrants”). The PIPE Warrants are classified as liabilities because they did not meet the criteria for equity treatment under ASC 815-40. During the three and six months ended June 30, 2024, the Company recognized a change in fair value of PIPE Warrants of $0 and a gain of $12 thousand, respectively.

Private Placement Warrants

In connection with the closing of the Business Combination on November 7, 2023, the Company assumed 585,275 private warrants to purchase Common Stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The Private Placement Warrants are classified as liabilities because they did not meet the criteria for equity treatment under ASC 815-40. During the three and six months ended June 30, 2024, the Company recognized a change in fair value of Private Placement Warrants of $6 thousand and $11 thousand, respectively.

10. Fair Value Measurements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Warrants	$-	$-	$20	$20
PIPE Warrants	-	-	2	2
PIPE Notes	-	-	1,670	1,670
Yorkville Note	-	-	2,173	2,173
SEPA derivative liability	-	-	160	160
Total liabilities, at fair value	$-	$-	$4,025	$4,025

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Warrants	$-	$-	$9	$9
PIPE Warrants	-	-	14	14
PIPE Notes	-	-	1,637	1,637
Total liabilities, at fair value	$-	$-	$1,660	$1,660

Private Placement Warrants and PIPE Warrants

The following table presents the changes in the Private Warrants and PIPE Warrants measured at fair value during the six months ended June 30, 2024 (in thousands):

	Private Warrants	PIPE Warrants
Balance, December 31, 2023	$9	$14
Changes in fair value	11	(12)
Balance, June 30, 2024	$20	$2

The Company remeasured the fair value of the Private Placement Warrants and PIPE Warrants at June 30, 2024 using the Black-Scholes option-pricing model with the following assumptions:

	As of June 30, 2024
	PIPE	Private
	Warrants	Warrants
Stock price	$0.98	$0.98
Exercise price	$10.00	$11.50
Expected volatility	55.9%	55.9%
Weighted average risk-free rate	4.4%	4.4%
Expected dividend yield	-	-
Expected term (in years)	4.4	4.4

PIPE Notes and Yorkville Note

The following table presents the changes in the PIPE Notes and Yorkville Note measured at fair value during the six months ended June 30, 2024 (in thousands):

	PIPE Notes	Yorkville Note
Balance, December 31, 2023	$1,637	$-
Additions	-	1,350
Changes in fair value	33	823
Balance, June 30, 2024	$1,670	$2,173

The estimated fair values of the PIPE Notes and Yorkville Note are determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios. The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the convertible notes are outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied discount rate. The discount rate was held constant over the valuation periods given the fact pattern associated with the Company and the stage of development.

SEPA Derivative Liability

The following table presents the changes in the SEPA derivative liability measured at fair value during the six months ended June 30, 2024 (in thousands):

Yorkville SEPA
Balance, December 31, 2023	$-
Additions	160
Changes in fair value	-
Balance, June 30, 2024	$160

The estimated fair value of the SEPA derivative liability was $0.2 million, which was determined using a scenario-based valuation model based on the aggregated amount of draws expected to be made over the 24-month commitment period. The derivative value of such draws was then discounted back to each reporting period in which the put option was outstanding, in each case, based on a risk-adjusted discount rate based on the implied discount rate.

11. Related Party Transactions

PIPE Notes and Warrants

Data Knights issued and sold PIPE Notes in connection with the Business Combination, which are convertible into shares of Common Stock. Total proceeds raised from the PIPE Notes were $1.5 million, of which $1.0 million was with related party investors.

In connection with the issuance of the PIPE Notes, the Company also issued a total of 95,744 shares of PIPE Warrants, of which 63,829 shares were issued to the same related party investors.

Convertible Promissory Notes and Warrants

As described in Note 3, the Company issued various Convertible Promissory Notes to related party investors. Total gross proceeds raised from Convertible Promissory Notes with related parties were $12.3 million (out of $14.2 million total). In connection with the issuance of the Convertible Promissory Notes, the Company also issued Convertible Promissory Notes Warrants to purchase 2,976,000 shares of Legacy ONMD common stock to the same related parties (out of 3,726,000 total). The closing of the Business Combination triggered the conversion of all Convertible Promissory Notes and Convertible Promissory Notes Warrants into shares of Common Stock. See the Form 10-K/A for all other details relating to the Convertible Promissory Notes and Convertible Promissory Notes Warrants issued prior to December 31, 2023.

Shareholder Loans

In addition to the convertible shareholder loans described in Note 3, the Company also received gross proceeds of $0.4 million in connection with non-convertible shareholder loans with related party investors during the six months ended June 30, 2024. In June 2024, the Company repaid $0.1 million of the outstanding non-convertible shareholder loan balance. These loans bear an interest rate of 8.0% with a maturity date one year from issuance. The following table summarizes shareholder loans outstanding for the periods presented (in thousands):

	As of
	June 30, 2024	December 31, 2023
Shareholder loans – nonconvertible	$754	$454
Shareholder loans – convertible	1,600	-
Accrued interest	38	11
Total loan – related party	$2,392	$465

Loan Extensions

The Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be either repaid in cash or, at the option of the lender, exchanged for a fixed amount of Common Stock at a price of $10.00 per share upon the closing of a business combination or a similar event. At the closing of the Business Combination, all lenders provided notice to have their loans converted into shares upon the filing of a registration statement on Form S-1 with the SEC. As of June 30, 2024 and December 31, 2023, a registration statement has not yet been declared effective by the SEC, and a balance of $3.0 million remains outstanding on the Company’s condensed consolidated balance sheets, respectively.

12. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $2 thousand of rent expense, including common tenant costs and cancellation costs, during the three months ended June 30, 2024 and 2023, respectively, and $4 thousand for the six months ended June 30, 2024 and 2023, respectively.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recognized, if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company was not subject to any material legal proceedings during the six months ended June 30, 2024 and 2023.

13. Subsequent Events

The Company has evaluated subsequent events occurring through December 11, 2024, the date the condensed consolidated financial statements were issued, for events requiring recording or disclosure in the Company’s condensed consolidated financial statements.

Private Placements

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

As previously announced on a Current Report on Form 8-K filed with the SEC on October 8, 2024, on October 1, 2024, Paul J. Casey and Erkan Akyuz resigned from the Board, effective immediately. Also on October 1, 2024, the Board appointed Jair Clarke and Sherry Coonse McCraw to the Board to fill the vacancies created by Mr. Casey and Mr. Akyuz, respectively. In connection with Ms. Coonse McCraw and Mr. Clarke’s service on the Board, the Board approved an RSU grant providing for the grant of 45,000 RSUs to each director for one full year of service (prorated for 2024). The RSUs will vest at the end of December 2024.

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

Other (Income) Expenses, Net

Other (income) expenses, net, primarily includes the changes in fair value of convertible debt and change in fair value of PIPE Notes for which we have elected the fair value option of accounting. Convertible notes payable, which include convertible promissory notes, PIPE Notes issued to related parties and the Yorkville Note, including accrued interest and contingently issuable warrants, contain embedded derivatives, including settlement of the contingent conversion features, which require bifurcation and separate accounting. Accordingly, we have elected to measure the entire contingently convertible debt instruments, including accrued interest, at fair value. These debt instruments were initially recorded at fair value as liabilities and are subsequently re-measured at fair value on our condensed consolidated balance sheet at the end of each reporting period and at settlement, as applicable. Other income or expenses, net, also includes changes in fair value of loan extensions, deferred underwriting fees and warrants which are treated as liability instruments measured at fair value for accounting purposes, initially recorded at fair value and subsequently re-measured to fair value on our condensed consolidated balance sheets at the end of each reporting period. The changes in the fair value of these debt and liability instruments are recorded in changes in fair value, included as a component of other (income) expenses, net, in the condensed consolidated statements of operations.

At the closing of the Business Combination, convertible promissory notes were converted into Common Stock immediately prior to the Closing and were no longer outstanding as of the closing date.

Other (income) expenses, net, also includes foreign exchange and tax expenses related to the Company’s operations and revenue outside of the United States.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue
Subscription revenue	$141	$173	$(32)	-18%
Web imaging revenue	86	-	86	N/A
Total revenue	227	173	54	31%
Cost of revenue	329	230	99	43%
Gross margin	(102)	(57)	(45)	79%
Operating expenses
General and administrative	1,716	624	1,092	175%
Sales and marketing	253	311	(58)	-19%
Research and development	383	579	(196)	-34%
Total operating expenses	2,352	1,514	838	55%
Loss from operations	(2,454)	(1,571)	(883)	56%
Other expense (income), net
Interest expense	41	-	41	N/A
Change in fair value of warrants	6	-	6	N/A
Change in fair value of PIPE Notes	52	-	52	N/A
Change in fair value of Yorkville Note	823	-	823	N/A
Change in fair value of derivative liability	160	-	160	N/A
Change in fair value of convertible promissory notes	-	5,836	(5,836)	-100%
Stock warrant expense	33	2,165	(2,132)	-98%
Other expense	20	29	(9)	-31%
Total other expense, net	1,135	8,030	(6,895)	-86%
Net loss	$(3,589)	$(9,601)	$6,012	-63%

Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
Subscription revenue (Beam)	$141	$173	$(32)	-18%
Web imaging revenue (Real-World Data)	86	-	86	N/A
Total	$227	$173	$54	31%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the three months ended June 30, 2024, overall revenue increased by 31% compared to the prior year period. The primary driver for the subscription revenue decrease was because of the planned discontinuation of this platform in 2025. As we move away from the BEAM platform to focus on iRWD sales, we have stopped renewals for most of our customers leading to decreased revenue for the three months ended June 30, 2024. The primary driver for the web imaging revenue increase was due to our enhanced focus on iRWD sales leading to increased customer deliveries during the three months ended June 30, 2024.

Cost of Revenue

	Three Months Ended June 30,
	2024	2023
Cost of revenue	329	230
% of revenue	145%	133%

For the three months ended June 30, 2024, our cost of revenue as a percentage of revenue increased by 12% compared to the prior year period. The increase is primarily driven by lower subscription revenues and higher iRWD consulting costs as we transition away from the BEAM platform to focus on our iRWD product.

General and Administrative

Our general and administrative expense increased $1.1 million, or 175%, to $1.7 million for the three months ended June 30, 2024 from $0.6 million for the three months ended June 30, 2023. The increase is primarily due to an increase in professional fees of $0.7 million from being a public company (e.g. higher legal, audit and consulting fees), and a commitment fee of $0.5 million from the SEPA, which are partially offset by a decrease in stock compensation expense of $24 thousand and other miscellaneous office expenses of $31 thousand.

Sales and Marketing

Our sales & marketing expense decreased $58 thousand, or 19%, to $253 thousand for the three months ended June 30, 2024 from $311 thousand for the three months ended June 30, 2023. The decrease is primarily due to a decrease in salaries and benefits of $122 thousand and consulting fees of $26 thousand, which are partially offset by increases in trade shows of $56 thousand, dues and subscriptions of $16 thousand, and software of $17 thousand.

Research and development

Our research and development expense decreased $0.2 million, or 34%, to $0.4 million for the three months ended June 30, 2024 from $0.6 million for the three months ended June 30, 2023. The decrease is primarily due to a decrease in stock compensation expense of $159 thousand, and professional fees of $61 thousand, which are partially offset by an increase in salaries and benefits of $30 thousand.

Interest Expense

During the three months ended June 30, 2024, interest expense was primarily comprised of interest expense on loans made from related parties (Management and Directors) and interest expense on the remaining $0.5 million of deferred underwriter fees payable. During the three months ended June 30, 2023, we did not incur any interest expense.

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

Change in Fair Value of Yorkville Note

The change in fair value of Yorkville Note during the three months ended June 30, 2024 was due to the Yorkville Note issued in June 2024 and the resulting fluctuations of the market price of shares of Common Stock.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability during the three months ended June 30, 2024 relates to the mark-to-market adjustment of the SEPA put option derivative liability.

Change in Fair Value of Convertible Promissory Notes

The change in fair value of convertible promissory notes was due to the closing of the Business Combination and the resulting fluctuations of the market price of shares of Common Stock. The Legacy ONMD Convertible Promissory Notes were converted at the closing of the Business Combination and were no longer outstanding during the three months ended June 30, 2024.

Stock Warrant Expense

Stock warrant expense during the three months ended June 30, 2024 was due to the Helena Termination Warrants, which was considered a cost to terminate the Helena SPA.

Stock warrant expense during the three months ended June 30, 2023 was due to the Convertible Promissory Notes Warrants, which was most accurately portrayed as an issuance cost related to the Convertible Promissory Notes.

Comparison of the six months ended June 30, 2024 and 2023

The following tables set forth our condensed consolidated statements of operations data for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue
Subscription revenue	$342	$340	$2	1%
Web imaging revenue	134	16	118	738%
Total revenue	476	356	120	34%
Cost of revenue	646	519	127	24%
Gross margin	(170)	(163)	(7)	4%
Operating expenses
General and administrative	3,073	1,163	1,910	164%
Sales and marketing	483	571	(88)	-15%
Research and development	828	1,161	(333)	-29%
Total operating expenses	4,384	2,895	1,489	51%
Loss from operations	(4,554)	(3,058)	(1,496)	49%
Other expense (income), net
Interest expense	83	-	83	N/A
Change in fair value of warrants	(1)	-	(1)	N/A
Change in fair value of PIPE Notes	33	-	33	N/A
Change in fair value of Yorkville Note	823	-	823	N/A
Change in fair value of derivative liability	160	-	160	N/A
Change in fair value of convertible promissory notes	-	10,250	(10,250)	-100%
Stock warrant expense	33	4,100	(4,067)	-99%
Other expense	13	36	(23)	-64%
Total other expense, net	1,144	14,386	(13,242)	-92%
Net loss	$(5,698)	$(17,444)	$11,746	-67%

Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%
Subscription revenue (Beam)	$342	$340	$2	1%
Web imaging revenue (Real-World Data)	134	16	118	738%
Total	$476	$356	$120	34%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the six months ended June 30, 2024, overall revenue increased by 34%. The primary driver for the immaterial change in subscription revenue was because of the planned discontinuation of this platform in 2025. As we move away from the BEAM platform to focus on iRWD sales, we have stopped renewals for most of our customers leading to an immaterial increase for the six months ended June 30, 2024. The primary driver for the web imaging revenue increase was due to our enhanced focus on iRWD sales leading to increased customer deliveries during the six months ended June 30, 2024.

Cost of Revenue

	Six Months Ended June 30,
	2024	2023
Cost of revenue	646	519
% of revenue	136%	146%

For the six months ended June 30, 2024, our cost of revenue as a percentage of revenue decreased by 10%. The decrease is primarily driven by significant sales growth for our iRWD product, coupled with stable BEAM revenue prior to our planned discontinuation of the platform in 2025. The overall increase in cost of revenue is primarily due to an increase in salaries and benefits, software costs and iRWD consulting and data costs.

General and Administrative

Our general and administrative expense increased $1.9 million, or 164%, to $3.1 million for the six months ended June 30, 2024 from $1.2 million for the six months ended June 30, 2023. The increase is primarily due to an increase in professional fees of $1.3 million from being a public company (e.g. higher legal, audit and consulting fees), a commitment fee of $0.5 million from the SEPA, salaries and benefits of $0.1 million, and bad debt expense of $0.1 million, which are partially offset by a decrease in other miscellaneous office expenses of $0.1 million.

Sales and Marketing

Our sales & marketing expense decreased $88 thousand, or 15%, to $483 thousand for the six months ended June 30, 2024 from $571 thousand for the six months ended June 30, 2023. The decrease is primarily due to a decrease in salaries and benefits of $206 thousand and consulting expense of $14 thousand, which are partially offset by increases in trade shows of $83 thousand, dues and subscriptions of $31 thousand, and software of $15 thousand.

Research and development

Our research and development expense decreased $0.3 million, or 29%, to $0.8 million for the six months ended June 30, 2024 from $1.2 million for the six months ended June 30, 2023. The decrease is primarily due to a decrease in stock compensation expense of $0.4 million, which is partially offset by an increase in salaries and benefits of $0.1 million.

Interest Expense

During the six months ended June 30, 2024, interest expense was primarily comprised of interest expense on loans made from related parties (Management and Directors) and interest expense on the remaining $0.5 million of deferred underwriter fees payable. During the six months ended June 30, 2023, we did not incur any interest expense.

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

Change in Fair Value of Yorkville Note

The change in fair value of Yorkville Note during the six months ended June 30, 2024 was due to the Yorkville Note issued in June 2024 and the resulting fluctuations of the market price of shares of Common Stock.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability during the six months ended June 30, 2024 relates to the mark-to-market adjustment of the SEPA put option derivative liability.

Change in Fair Value of Convertible Promissory Notes

The change in fair value of convertible promissory notes was due to the closing of the Business Combination and the resulting fluctuations of the market price of shares of Common Stock. The Legacy ONMD Convertible Promissory Notes were converted at the closing of the Business Combination and were no longer outstanding during the six months ended June 30, 2024.

Stock Warrant Expense

Stock warrant expense during the six months ended June 30, 2024 was due to the Helena Termination Warrants, which was considered a cost to terminate the Helena SPA.

Stock warrant expense during the six months ended June 30, 2023 was due to the Convertible Promissory Notes Warrants, which was most accurately portrayed as an issuance cost related to the Convertible Promissory Notes.

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

The non-GAAP adjustments, and our basis for excluding them from our non-GAAP financial measure, are outlined below:

●	Adjusted EBITDA does not reflect interest expense or the cash requirements necessary to service payments on our shareholder loans, which is not a core form of financing for our business;

●	Adjusted EBITDA does not reflect income tax expense, which relates to our foreign subsidiary, because we have suffered recurring consolidated operating losses since inception and expect that to continue in the future;

●	Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and Adjusted EBITDA does not reflect the cash required to fund such replacements;

●	Adjusted EBITDA excludes stock-based compensation expense which has been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business and an important part of our compensation strategy;

●	Adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as mark-to-market adjustments, stock warrant expense, etc.) have recurred and may recur; and

●	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table reconciles U.S. GAAP net loss to Adjusted EBITDA during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Net loss	$(3,589)	$(9,601)
Interest expense	41	-
Depreciation and amortization	11	6
Stock-based compensation	103	280
Change in fair value of warrants	6	-
Change in fair value of PIPE Notes	52	-
Change in fair value of Yorkville Note	823	-
Change in fair value of derivative liability	160	-
Change in fair value of convertible promissory notes	-	5,836
Stock warrant expense	33	2,165
Adjusted EBITDA	(2,360)	(1,314)

The following table reconciles U.S. GAAP net loss to Adjusted EBITDA during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net loss	$(5,698)	$(17,444)
Interest expense	83	-
Depreciation and amortization	21	13
Stock-based compensation	240	648
Change in fair value of warrants	(1)	-
Change in fair value of PIPE Notes	33	-
Change in fair value of Yorkville Note	823	-
Change in fair value of derivative liability	160	-
Change in fair value of convertible promissory notes	-	10,250
Stock warrant expense	33	4,100
Adjusted EBITDA	(4,306)	(2,433)

Liquidity and Capital Resources

As of June 30, 2024, our principal sources of liquidity were proceeds from related party investors and our revolving line of credit and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in)
Operating activities	$(3,053)	$(1,966)
Investing activities	(7)	(7)
Financing activities	3,720	2,014

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

Net cash used in operating activities was $3.1 million during the six months ended June 30, 2024. Net cash used in operating activities was due to our net loss of $5.7 million, which is offset by non-cash items of $1.4 million, primarily consisting of stock-based compensation of $0.2 million, change in fair value of Yorkville Note of $0.8 million, change in fair value of derivative liability of $0.2 million, non-cash interest expense of $0.1 million, and cash from operating assets and liabilities of $1.3 million due to the timing of cash payments to vendors and cash receipts from customers.

By comparison, the Company’s net cash used in operating activities was $2.0 million during the six months ended June 30, 2023. Net cash used in operating activities for the six months ended June 30, 2023 was due to our net loss of $17.4 million, which is offset by non-cash items of $15.0 million, primarily consisting of the change in fair value of convertible debt of $10.3 million, stock warrant expense of $4.1 million and stock-based compensation expense of $0.6 million, and cash from operating assets and liabilities of $0.5 million due to the timing of cash payments to vendors and cash receipts from customers.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2024 and 2023 consisted of $7 thousand of purchased property and equipment.

Financing Activities

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2024, which primarily consisted of $1.9 million of proceeds received from related party loans, $1.4 million of proceeds received from the issuance of Yorkville Note, and $0.5 million of proceeds from our revolving line of credit.

By comparison, the Company’s net cash provided by financing activities was $2.0 million for the six months ended June 30, 2023, which primarily consisted of $2.1 million of proceeds from the issuance of convertible promissory notes, and $0.6 million of proceeds received from related party loans, offset by $0.7 million of Business Combination costs paid.

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

The following table summarizes our current and long-term material cash requirements as of June 30, 2024:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$6,477	$6,477	$-
Loan extensions	2,992	2,992	-
Deferred underwriter fee payable	3,323	3,323	-
Loan, related party	2,392	2,392	-
PIPE Notes	1,670	1,670	-
Yorkville Note	2,173	2,173	-
Line of credit	500	500	-
	$19,527	$19,527	$-

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K/A, the notes to our audited financial statements appearing in the Form 10-K/A, and the notes to the financial statements appearing elsewhere in this Report. There have been no material changes to these critical accounting policies and estimates through June 30, 2024 from those discussed in the Form 10-K/A.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2024, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.3	Warrant Agreement, dated May 6, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on May 11, 2021).
10.1	Amendment to the Securities Purchase Agreement, effective as of June 4, 2024, between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.2	Termination Agreement, dated as of June 14, 2024, between OneMedNet Corporation and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.3	Standby Equity Purchase Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.4	Promissory Note, dated as of June 18, 2024, issued by OneMedNet Corporation to YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.5	Registration Rights Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

# The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2024.

OneMedNet Corporation

By:	/s/ Robert Golden
Robert Golden
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

