Form 10-Q
period 2024-09-30
OneMedNet Corp
filed 2024-12-17
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of December 17, 2024, there were 27,987,427 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,934	$47
Bitcoin	2,156	-
Accounts receivable, net	63	152
Prepaid expenses and other current assets	151	166
Total current assets	4,304	365
Property and equipment, net	84	99
Total assets	$4,388	$464
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$6,161	$4,965
Deferred revenues	428	254
Loan extensions	2,992	2,992
PIPE Notes	1,593	1,637
Yorkville Note	1,911	-
Deferred underwriter fee payable	3,237	3,525
Loan – related party	2,306	465
Total current liabilities	18,628	13,838
Other long-term liabilities	28	68
Total liabilities	18,656	13,906
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred Stock, par value $0.0001, 1,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common Stock, par value $0.0001; 100,000,000 shares authorized, 28,175,172 shares issued and 27,987,427 shares outstanding at September 30, 2024, and 23,572,232 shares issued and outstanding as of December 31, 2023	2	2
Additional paid-in capital	85,455	77,996
Treasury stock, at cost, 187,745 and 0 shares at September 30, 2024 and December 31, 2023, respectively	(529)	-
Accumulated deficit	(99,196)	(91,440)
Total stockholders’ deficit	(14,268)	(13,442)
Total liabilities and stockholders’ deficit	$4,388	$464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Subscription revenue	$102	$256	$443	$595
Web imaging revenue	40	70	174	86
Total revenue	142	326	617	681
Cost of revenue	226	293	872	812
Gross margin	(84)	33	(255)	(131)
Operating expenses
General and administrative	1,865	1,312	4,934	2,475
Sales and marketing	140	243	623	813
Research and development	298	405	1,127	1,566
Total operating expenses	2,303	1,960	6,684	4,854
Loss from operations	(2,387)	(1,927)	(6,939)	(4,985)
Other expense (income), net
Interest expense	36	-	120	-
Change in fair value of warrants	6	-	5	-
Change in fair value of PIPE Notes	(77)	-	(44)	-
Change in fair value of Yorkville Note	(262)	-	561	-
Change in fair value of derivative liability	(160)	-	-	-
Change in fair value of Bitcoin	124	-	124	-
Change in fair value of convertible promissory notes	-	7,621	-	17,872
Stock warrant expense	-	4,285	33	8,385
Other expense	4	7	17	42
Total other expense (income), net	(329)	11,913	816	26,299
Net loss	$(2,058)	$(13,840)	$(7,755)	$(31,284)

Earnings per share:
Basic and diluted net loss per common share outstanding	$(0.07)	$(3.23)	$(0.31)	$(7.56)

Basic and diluted weighted average number of common shares outstanding	27,878,399	4,280,777	25,051,293	4,139,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND

STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

Three and Nine Months Ended September 30, 2024

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	23,572,232	$2	-	$-	$77,996	$(91,440)	$(13,442)
Issuance of common stock to settle deferred underwriter fee payable	277,778	-	-	-	242	-	242
Stock-based compensation expense	-	-	-	-	137	-	137
Repurchase of common stock	-	-	(187,745)	(529)	-	-	(529)
Net loss	-	-	-	-	-	(2,109)	(2,109)
Balances as of March 31, 2024	23,850,010	2	(187,745)	(529)	78,375	(93,549)	(15,701)
Vesting of restricted stock units	200,000	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	103	-	103
Net loss	-	-	-	-	-	(3,589)	(3,589)
Balances as of June 30, 2024	24,050,010	$2	(187,745)	$(529)	$78,478	$(97,138)	$(19,187)
Issuance of common stock and pre-funded warrants in connection with private placements, net of issuance costs	3,598,850	-	-	-	6,270	-	6,270
Issuance of common stock to settle Yorkville commitment fee	526,312	-	-	-	500	-	500
Stock-based compensation expense	-	-	-	-	207	-	207
Net loss	-	-	-	-	-	(2,058)	(2,058)
Balances as of September 30, 2024	28,175,172	$2	(187,745)	$(529)	$85,455	$(99,196)	$(14,268)

Three and Nine Months Ended September 30, 2023

					Total
	Series A-2		Series A-1		Temporary			Additional		Total
	Preferred Stock		Preferred Stock		Equity	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2022	3,415,923	$9,634	2,839,957	$8,010	$17,644	4,033,170	$-	$13,657	$(57,660)	$(26,359)
Issuance of OMN warrants in conjunction with convertible promissory notes	-	-	-	-	-	-	-	1,935	-	1,935
Stock-based compensation expense	-	-	-	-	-	-	-	368	-	368
Net loss	-	-	-	-	-	-	-	-	(7,843)	(7,843)
Balances as of March 31, 2023	3,415,923	9,634	2,839,957	8,010	17,644	4,033,170	-	15,960	(65,503)	(31,899)
Issuance of common stock in exchange for services	-	-	-	-	-	177,275	-	-	-	-

Issuance of OMN warrants in conjunction with convertible promissory notes	-	-	-	-	-	-	-	2,165	-	2,165
Stock-based compensation expense	-	-	-	-	-	-	-	280	-	280
Net loss	-	-	-	-	-	-	-	-	(9,601)	(9,601)
Balances as of June 30, 2023	3,415,923	$9,634	2,839,957	$8,010	$17,644	4,210,445	$-	$18,405	$(75,104)	$(39,055)
Issuance of common stock in exchange for services	-	-	-	-	-	88,638	-	-	-	-
Issuance of OMN warrants in conjunction with convertible promissory notes	-	-	-	-	-	-	-	4,285	-	4,285
Issuance of Legacy ONMD Series A-2 Preferred Stock	5,673	16	-	-	16	-	-	-	-	16
Stock-based compensation expense	-	-	-	-	-	-	-	798	-	798
Net loss	-	-	-	-	-	-	-	-	(13,840)	(13,840)
Balances as of September 30, 2023	3,421,596	$9,650	2,839,957	$8,010	$17,660	4,299,083	$-	$23,488	$(88,944)	$(47,796)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,755)	$(31,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	19
Stock-based compensation expense	447	1,446
Stock warrant expense	33	8,385
Change in fair value of warrant liabilities	5	-
Change in fair value of PIPE Notes	(44)	-
Change in fair value of Yorkville Note	561	-
Change in fair value of Bitcoin	124	-
Realized loss on sale of Bitcoin	51	-
Gain on forgiveness of CEBA loan	(15)	-
Non-cash interest	96	-
Change in fair value of convertible promissory notes	-	17,872
Change in operating assets and liabilities:
Accounts receivable	89	(86)
Prepaid expenses and other current assets	15	14
Accounts payable and accrued expenses	1,232	340
Deferred revenues	174	228
Net cash used in operating activities	(4,956)	(3,066)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(28)
Purchases of Bitcoin	(2,800)	-
Sales of Bitcoin	469	-
Net cash used in investing activities	(2,347)	(28)
Cash flows from financing activities:
Proceeds from private placements, net of issuance costs	6,270	-
Proceeds from issuance of shareholder loans	2,000	704
Proceeds from issuance of Yorkville Note, net of issuance costs	1,350	-
Proceeds from line of credit borrowings	500	-
Repayment of shareholder loan	(200)	-
Repayment of line of credit borrowings	(500)	-
Repayment for common stock repurchase	(100)	-
Repayment of deferred underwriter fees	(100)	-
Repayment of CEBA loan	(30)	-
Proceeds from issuance of convertible promissory notes	-	3,875
Proceeds from issuance of Series A-2 preferred stock	-	16
Business Combination costs	-	(1,160)
Net cash provided by financing activities	9,190	3,435
Net increase in cash and cash equivalents	1,887	341
Cash and cash equivalents at beginning of period	47	271
Cash and cash equivalents at end of period	$1,934	$612
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to settle deferred underwriter fee payable	$242	$-
Consideration for repurchase of common stock included in accounts payable and accrued expenses	$(429)	$-

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

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future annual or interim period.

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

Liquidity and going concern

The Company has incurred recurring net losses since its inception, including $2.1 million and $7.8 million for the three and nine months ended September 30, 2024, respectively. In addition, the Company had an accumulated deficit of $99.2 million as of September 30, 2024. The Company’s cash and Bitcoin balance of $1.9 million and $2.2 million, respectively, is not adequate to fund its operations through at least twelve months from the date these condensed consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, the Company has invested in Bitcoin, which is a crypto asset. Crypto assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Certain crypto asset exchanges have been closed due to fraud, failure or security breaches. Any of the Company’s crypto assets that reside on an exchange that shuts down may be lost. Several factors may affect the price of crypto assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of crypto assets, and the use of crypto assets as a form of payment. There is no assurance that crypto assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of crypto asset payments by mainstream retail merchants and commercial businesses will continue to grow.

As crypto assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the crypto asset industry. To the extent future regulatory actions or policies limit the ability to exchange crypto assets or utilize them for payments, the demand for crypto assets could be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert crypto assets into fiat currency (e.g., U.S. dollars) or use crypto assets to pay for goods and services. Such regulatory actions or policies could result in a reduction of demand, and in turn, a decline in the underlying crypto asset unit prices.

The effect of any future regulatory change on crypto assets in general is impossible to predict, but such change could be substantial and adverse to the Company and the value of the Company’s investments in crypto assets.

Crypto assets are not insured or protected under the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Company (“SIPC”). Accordingly, with respect to its Bitcoin investment, the Company does not enjoy the protections of other assets covered by the FDIC or SIPC.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities will be classified in the condensed consolidated balance sheets as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Crypto assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which provides an update to existing crypto asset guidance and requires an entity to measure certain crypto assets at fair value. In addition, this guidance requires disclosures related to crypto assets once it is adopted. As of January 1, 2024, the Company has adopted ASU 2023-08.

The Company reflects crypto assets held at fair value on the condensed consolidated balance sheets and condensed consolidated statements of cash flows, the activity from remeasurement of crypto assets at fair value on the condensed consolidated statements of operations, and the required expanded disclosures in Note 3, Crypto Assets Held. The adoption of ASU 2023-08 resulted in no cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2024.

Crypto assets are generally valued using prices as reported on reputable and liquid exchanges and may involve using an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination. The time used is 4:00 pm EST.

Net loss per share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Certain warrants participate in distributions of the Company. The pre-funded warrants associated with the July and September 2024 private placements (see Note 7) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. The net loss attributable to common stockholders is not allocated to the warrant holders as the warrant holders do not have a contractual obligation to share in losses. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, including outstanding warrants to purchase Common Stock and outstanding stock options under the Company’s equity incentive plan, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding to the Company’s net loss position.

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

Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on the presentation of its condensed consolidated financial statements and footnotes.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of information related to significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its condensed consolidated financial statements and footnotes.

3. Crypto Assets Held

The Company’s crypto assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted end-of-day price on the measurement date for a single Bitcoin on an active trading platform, River.com. Management has determined that River.com, an active exchange market, represents a principal market for Bitcoin and the end-of-day quoted price is both readily available and representative of fair value (Level 1 inputs). The following table sets forth the units held, cost basis, and fair value of Bitcoin held, as shown on the condensed consolidated balance sheet as of September 30, 2024 (in thousands):

	Units	Cost Basis	Fair Value
Crypto assets held:
Bitcoin	34	$2,280	$2,156
Total	34	$2,280	$2,156

The following table presents a reconciliation of the fair values of the Company’s Bitcoin for the nine months ended September 30, 2024 (in thousands):

Bitcoin
Balance, December 31, 2023	$-
Additions	2,800
Dispositions	(520)
Unrealized loss, net	(124)
Balance, September 30, 2024	$2,156

Additions are the result of the Company acquiring Bitcoin with liquid assets from private placements, while dispositions are the result of sales of Bitcoin. During the three and nine months ended September 30, 2024, the Company had Bitcoin dispositions of $0.5 million, inclusive of realized losses of $51 thousand. The Company uses a first-in, first-out methodology to assign costs to Bitcoin for purposes of the Bitcoin held and realized gains and losses disclosure above. Bitcoin is included in current assets in the condensed consolidated balance sheet due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

4. Convertible Debt

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

PIPE Notes

On June 28, 2023, Data Knights and certain investors (the “Purchasers”) entered into a Securities Purchase Agreement pursuant to which Data Knights issued and sold to the Purchasers a new series of senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of Common Stock at the Purchasers’ election at a conversion price equal to the lower of (i) $10.00 per share, or (ii) 92.5% of the lowest volume weighted average trading price for the ten (10) Trading Days immediately preceding the conversion date. The PIPE Notes matured on the first anniversary of the issuance date, or November 7, 2024. The majority of the PIPE Notes holders have elected to convert their PIPE Notes into shares of Common Stock, which will occur upon the Company’s filing of a Registration Statement on Form S-1.

The Company elected the FVO of accounting for its PIPE Notes. The estimated fair value adjustment is presented as a single line item within other expense (income), net in the accompanying condensed consolidated statements of operations under the caption change in fair value of PIPE Notes. As of September 30, 2024 and December 31, 2023, the fair value of the PIPE Notes was $1.6 million and $1.6 million, respectively, which is included in current liabilities on the condensed consolidated balance sheets.

Shareholder Loans

From January to June 2024, the Company received gross proceeds of $1.6 million in connection with shareholder loans with a related party investor which are convertible into 2,123,312 shares of Common Stock at a conversion price of $0.7535 per share. These loans do not bear interest and mature one year from issuance. The balance of $1.6 million is included in loan – related party on the condensed consolidated balance sheet as of September 30, 2024.

Helena Notes

On March 28, 2024, the Company entered into a definitive securities purchase agreement (the “Helena SPA”) with Helena Global Investment Opportunities 1 Ltd. (“Helena”), an affiliate of Helena Partners Inc., a Cayman Islands-based advisor and investor providing for up to $4.5 million in funding through a private placement for the issuance of senior secured convertible notes and warrants across multiple tranches. The Helena SPA was subsequently terminated in June 2024 prior to the closing of any tranches (the “Helena Termination Agreement”). As such, except as described below, the Helena SPA had no impact on the Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2024.

Pursuant to the Helena Termination Agreement, the Company agreed to issue to Helena a warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.20 per share (the “Helena Termination Warrants”) and agreed to reimburse Helena for certain reasonable and documented out-of-pocket legal fees and expenses incurred in connection with entry into the Helena SPA and Helena Termination Agreement and related documents. The Company incurred legal fees and expenses of $42 thousand in connection with the Helena Termination Agreement. As of September 30, 2024, the Helena Termination Warrants were not yet issued or outstanding. However, in accordance with the loss contingency guidance of ASC Topic 450, Contingencies, the Company determined that it was probable that a liability had been incurred (its obligation to issue warrants) and the amount of the loss could be reasonably estimated (the fair value of 50,000 warrants at an exercise price of $1.20 per share). Therefore, the Company recorded stock warrant expense of $33 thousand in its condensed consolidated statement of operations, with an offsetting liability to accounts payable and accrued expenses on its condensed consolidated balance sheet. The Company will reclassify the contingent liability to equity or warrant liabilities under applicable guidance when the Helena Termination Warrants are issued, which occurred in December 2024.

Yorkville Note

On June 17, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) (see Note 7). Upon entry into the SEPA, the Company issued Yorkville a $1.5 million convertible promissory note for $1.35 million in cash (after a 10% original issue discount) (the “Yorkville Note”). The Yorkville Note does not bear interest and matures on June 17, 2025. The Yorkville Note is convertible by Yorkville into shares of Common Stock at an aggregate purchase price based on a price per share equal to the lower of (a) $1.3408 per share (subject to downward reset upon the filing of the resale registration statement described below) or (b) 90% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq during the seven trading days immediately prior to each conversion (the “Variable Price”), but which Variable Price may not be lower than the Floor Price then in effect. The “Floor Price” is $0.28 per share, subject to the Company’s option to reduce the Floor Price to any amounts set forth in a written notice to Yorkville. Upon the occurrence and during the continuation of an event of default (as defined in the Yorkville Note), the Yorkville Note will become immediately due and payable. The issuance of the Common Stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding Common Stock as of June 18, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company’s Common Stock. As a result of the Company’s failure to file its Form 10-Q for the fiscal quarter ended June 30, 2024 by August 14, 2024 (i.e., a deemed Event of Default under the Yorkville Note), the Company began accruing interest at the default rate of 18.0% as of August 14, 2024. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issuable under the SEPA by August 30, 2024 (see Note 7). As such, the full unpaid principal amount of the Yorkville Note may become immediately due and payable at Yorkville’s election. The Company subsequently engaged in discussions with Yorkville regarding these events of default, which discussions are ongoing.

The Company elected the FVO of accounting for the Yorkville Note. The estimated fair value adjustment is presented as a single line item within other expense (income), net in the accompanying condensed consolidated statements of operations under the caption change in fair value of Yorkville Note. As of September 30, 2024, the fair value of the Yorkville Note was $1.9 million, which is included in current liabilities on the condensed consolidated balance sheets.

5. Line of Credit

In March 2024, the Company obtained a line of credit of $1.0 million with BOC Bank to support short-term working capital needs. The line of credit bears an interest rate of 5.0% and matures in 120 days. In July 2024, the maturity date was extended an additional 120 days to November 2, 2024. The line of credit was terminated at maturity in November 2024. As of September 30, 2024, there was no balance outstanding on the line of credit.

6. Canadian Emergency Business Account (“CEBA”)

During December 2020, the Company applied for and received a $60 thousand CAD ($40 thousand USD) equivalent CEBA loan. The loan was provided by the government of Canada to provide capital to organizations to see them through the challenges related to the COVID-19 pandemic and better position them to return to providing services and creating employment. The loan is unsecured. The loan was interest free through December 31, 2023. If the loan was paid back by January 18, 2024, $15 thousand of the loan would have been forgiven. If the loan was not paid back by January 18, 2024, the full $40 thousand loan would have been converted to a loan repayable over three years with a 5% interest rate. The loan was paid back prior to January 18, 2024, and the Company recognized a gain on extinguishment of $15 thousand, which is presented in other expense (income), net in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

7. Stockholders’ Deficit

Common Stock

In connection with the Business Combination, Data Knights entered into an agreement with their underwriters (“EF Hutton”) whereby EF Hutton agreed to waive the related merger underwriting fees that were payable at closing ($4.0 million) in exchange for allocated payments as follows: (i) $0.5 million in cash at closing; (ii) a $0.5 million promissory note that matured on March 1, 2024; and (iii) a transfer of 277,778 shares of Common Stock, which were valued at the closing stock price of $10.89 per share on June 28, 2023. If, five trading days prior to the six-month anniversary, the aggregate VWAP value of the 277,778 shares of Common Stock was lower than the original share value of $3.0 million, the Company was obligated to compensate EF Hutton at a new share price equal to the difference in amount on such date. Due to the decrease in share value on the six-month anniversary, the Company was required to either pay to EF Hutton an additional $2.8 million or issue to EF Hutton an additional 3,175,000 shares of Common Stock. In January 2024, the Company issued the original 277,778 shares of Common Stock as consideration for $0.2 million owed by the Company. As of September 30, 2024, the Company was obligated to pay to EF Hutton the true-up of either $2.8 million or 3,175,000 shares of Common Stock valued at $0.88 per share, plus the $0.5 million promissory note. Upon the occurrence of an event of default, the promissory note bears interest at a rate of 12.5% until such event of default is cured. The promissory note remained unpaid upon maturity on March 1, 2024, and the Company recorded interest expense of $14 thousand and $55 thousand during the three and nine months ended September 30, 2024, respectively, because of the event of default. In August 2024, the Company made a promissory note payment of $0.1 million.

In February 2024, the Company entered into a stock repurchase agreement with a former holder of Convertible Promissory Notes pursuant to which the Company repurchased 187,745 shares of Common Stock in exchange for cash of $0.5 million that is payable in installments. The Company made payments of $0.1 million in July and October 2024 and the remaining $0.3 million is expected to be repaid in early 2025. The $0.5 million represents the principal and accrued interest outstanding on the holder’s Convertible Promissory Note immediately prior to the Business Combination. The $0.4 million outstanding at September 30, 2024 is classified in accounts payable and accrued expenses on the condensed consolidated balance sheet. The 187,745 repurchased shares were reclassified to treasury stock as of September 30, 2024.

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

In connection with the entry into the SEPA, on June 17, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than August 30, 2024, a registration statement for the resale by Yorkville of the shares of Common Stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing and to maintain the effectiveness of such registration statement during the 24-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Yorkville Note into Common Stock) until such resale registration statement is declared effective by the SEC. The Company has not yet filed a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issued under the SEPA, which is deemed an event of default under the SEPA and as a result, a payment of $0.6 million became due on October 15, 2024. The $0.6 million due includes the outstanding principal of $0.5 million, accrued and unpaid interest, and a payment premium of 10%. As described in Note 4, the Company subsequently engaged in discussions with Yorkville regarding the events of default, which discussions are ongoing.

The SEPA was accounted for as a liability under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.2 million at the inception of the agreement. As of September 30, 2024, the embedded put option was determined to have no value because of alternative financing options now available to the Company making future draws on the SEPA improbable. Further, as described in Note 4, the Company is currently in default on the SEPA due to its failure to file a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issuable under the SEPA by August 30, 2024. As such, no shares can currently be issued under the SEPA. The embedded forward option was also deemed to have no value as there were no notices for the sale of the Company’s Common Stock as of September 30, 2024.

Private Placements

July 2024 Financings

On July 23, 2024, the Company entered into a securities purchase agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell 1,297,059 shares of its Common Stock at a price of $1.0278 per share and pre-funded warrants exercisable for 1,323,530 shares of its Common Stock at an exercise price of $1.0278 per share (the “July 2024 Pre-Funded Warrants”). The investor was required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The warrants and pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. Holders of pre-funded warrants are entitled to receive dividends, if declared, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the Common Stock.

On July 25, 2024, the Company entered into a securities purchase agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell 2,301,791 shares of its Common Stock at a price of $0.85 per share.

The Company received net proceeds of approximately $4.5 million from the July 2024 private placements, after deducting offering expenses of $0.1 million.

September 2024 Financing

On September 24, 2024, the Company entered into a securities purchase agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell to the investor 1,918,591 shares of its Common Stock at a price of $0.65 per share, warrants exercisable for 133,095 shares of its Common Stock at an exercise price of $0.325 per share (the “September 2024 Warrants”) and pre-funded warrants exercisable for 743,314 shares of its Common Stock at an exercise price of $0.65 per share (the “September 2024 Pre-Funded Warrants”). The investor was required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The warrants and pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. Holders of pre-funded warrants are entitled to receive dividends, if declared, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the Common Stock. The Company received net proceeds of approximately $1.7 million, after deducting an immaterial amount of offering expenses.

As of September 30, 2024, the Company had not yet issued the 1,918,591 shares of Common Stock in order to keep the investor’s ownership percentage below a defined threshold. The net proceeds of $1.7 million was recorded akin to an equity forward sale contract and was included in additional paid-in-capital in stockholders’ deficit in the condensed consolidated balance sheets as it met the criteria for equity accounting under ASC 815.

Preferred Stock

As of September 30, 2024 and December 31, 2023, no shares of Preferred Stock were issued or outstanding. All shares of Legacy ONMD Series A-2 Preferred Stock and Series A-1 Preferred Stock were converted into Common Stock in connection with the Business Combination. See the Form 10-K/A for all other details relating to the Series A-2 Preferred Stock and Series A-1 Preferred Stock issued prior to December 31, 2023.

8. Net Loss per Share

For the nine months ended September 30, 2024 and 2023, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the nine months ended September 30, 2024 and 2023, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period:

	Nine Months Ended September 30,
	2024	2023
Options to purchase Common Stock	147,000	913,856
Unvested restricted stock units and awards	1,371,950	177,275
Warrants for Common Stock	12,314,114	3,112,165
Series A-1 preferred stock	-	2,839,957
Series A-2 preferred stock	-	3,415,923
Convertible promissory notes	1,118,735	4,643,325
Total	14,951,799	15,102,501

9. Stock-Based Compensation

The Company recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023
Cost of revenue	$5	$-
General and administrative	195	782
Sales and marketing	2	-
Research and development	5	16
Total stock-based compensation expense	$207	$798

	Nine Months Ended September 30,
	2024	2023
Cost of revenue	$13	$-
General and administrative	416	1,014
Sales and marketing	4	-
Research and development	14	432
Total stock-based compensation expense	$447	$1,446

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

Equity incentive plan – stock options

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0 and $0.1 million, respectively, on its outstanding stock options.

For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $34 thousand and $0.3 million, respectively, on its outstanding stock options.

Equity incentive plan – restricted stock units (“RSU”)

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0.2 million and $0.7 million, respectively, on its outstanding restricted stock units.

For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1.1 million and $0.4 million, respectively, on its outstanding restricted stock units.

10. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of
	September 30, 2024	December 31, 2023
Liability Classified Warrants
Business Combination Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Private Placement Warrants	2,199,939	-
Subtotal	13,699,939	11,500,000
Grand Total	14,380,958	12,181,019

Private Placement Warrants

As described in Note 7, the Company issued the July 2024 Pre-Funded Warrants, the September 2024 Pre-Funded Warrants and the September 2024 Warrants in connection with the July and September 2024 private placements (together, the “Private Placement Warrants”). The Private Placement Warrants are classified as equity in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”).

Convertible Promissory Notes Warrants

As described in Note 4, the Company issued Convertible Promissory Notes Warrants in 2022 and 2023. The Convertible Promissory Notes Warrants are classified as equity in accordance with ASC 815-40. The Company determined that the fair value of the combined instrument (inclusive of the Convertible Promissory Notes) significantly exceeded the proceeds received; therefore, the Company concluded that the Convertible Promissory Notes Warrants are most accurately portrayed as an issuance cost related to the Convertible Promissory Notes. This resulted in an expense of $4.3 million and $8.4 million being allocated to the Convertible Promissory Notes Warrants during the three and nine months ended September 30, 2023, respectively, which is classified as stock warrant expense in the condensed consolidated statements of operations.

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

PIPE Warrants

In conjunction with the issuance of the PIPE Notes described in Note 4, Data Knights also issued and sold to each of the Purchasers 95,745 warrants to purchase Common Stock at an exercise price of $10.00 per share (the “PIPE Warrants”). The PIPE Warrants are classified as liabilities because they did not meet the criteria for equity treatment under ASC 815-40. During the three and nine months ended September 30, 2024, the Company recognized a change in fair value of PIPE Warrants of $0 and a gain of $12 thousand, respectively.

Business Combination Warrants

In connection with the closing of the Business Combination on November 7, 2023, the Company assumed 585,275 private warrants to purchase Common Stock at an exercise price of $11.50 per share (the “Business Combination Warrants”). The Business Combination Warrants are classified as liabilities because they did not meet the criteria for equity treatment under ASC 815-40. During the three and nine months ended September 30, 2024, the Company recognized a change in fair value of Business Combination Warrants of $6 thousand and $17 thousand, respectively.

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Bitcoin	$2,156	$-	$-	$2,156
Total assets, at fair value	$2,156	$-	$-	$2,156
Liabilities:
Business Combination Warrants	$-	$-	$26	$26
PIPE Warrants	-	-	2	2
PIPE Notes	-	-	1,593	1,593
Yorkville Note	-	-	1,911	1,911
SEPA derivative liability	-	-	-	-
Total liabilities, at fair value	$-	$-	$3,532	$3,532

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Business Combination Warrants	$-	$-	$9	$9
PIPE Warrants	-	-	14	14
PIPE Notes	-	-	1,637	1,637
Total liabilities, at fair value	$-	$-	$1,660	$1,660

Business Combination Warrants and PIPE Warrants

The following table presents the changes in the Business Combination Warrants and PIPE Warrants measured at fair value during the nine months ended September 30, 2024 (in thousands):

	Business Combination Warrants	PIPE Warrants
Balance, December 31, 2023	$9	$14
Changes in fair value	17	(12)
Balance, September 30, 2024	$26	$2

The Company remeasured the fair value of the Business Combination Warrants and PIPE Warrants at September 30, 2024 using the Black-Scholes option-pricing model with the following assumptions:

	As of September 30, 2024
	PIPE	Business Combination
	Warrants	Warrants
Stock price	$0.61	$0.61
Exercise price	$10.00	$11.50
Expected volatility	72.1%	72.1%
Weighted average risk-free rate	3.6%	3.6%
Expected dividend yield	-	-
Expected term (in years)	4.1	4.2

PIPE Notes and Yorkville Note

The following table presents the changes in the PIPE Notes and Yorkville Note measured at fair value during the nine months ended September 30, 2024 (in thousands):

	PIPE Notes	Yorkville Note
Balance, December 31, 2023	$1,637	$-
Additions	-	1,350
Changes in fair value	(44)	561
Balance, September 30, 2024	$1,593	$1,911

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

SEPA Derivative Liability

The following table presents the changes in the SEPA derivative liability measured at fair value during the nine months ended September 30, 2024 (in thousands):

Yorkville SEPA
Balance, December 31, 2023	$-
Additions	160
Changes in fair value	(160)
Balance, September 30, 2024	$-

The estimated fair value of the SEPA derivative liability was determined using a scenario-based valuation model based on the aggregated amount of draws expected to be made over the 24-month commitment period. The derivative value of such draws was then discounted back to each reporting period in which the put option was outstanding, in each case, based on a risk-adjusted discount rate based on the implied discount rate. As of September 30, 2024, the derivative liability was determined to have no value.

12. Related Party Transactions

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

Convertible Promissory Notes and Warrants

As described in Note 4, the Company issued various Convertible Promissory Notes to related party investors. Total gross proceeds raised from Convertible Promissory Notes with related parties were $12.3 million (out of $14.2 million total). In connection with the issuance of the Convertible Promissory Notes, the Company also issued Convertible Promissory Notes Warrants to purchase 2,976,000 shares of Legacy ONMD common stock to the same related parties (out of 3,726,000 total). The closing of the Business Combination triggered the conversion of all Convertible Promissory Notes and Convertible Promissory Notes Warrants into shares of Common Stock. See the Form 10-K/A for all other details relating to the Convertible Promissory Notes and Convertible Promissory Notes Warrants issued prior to December 31, 2023.

Shareholder Loans

In addition to the convertible shareholder loans described in Note 4, the Company also received gross proceeds of $0.4 million in connection with non-convertible shareholder loans with related party investors during the nine months ended September 30, 2024. In June 2024 and July 2024, the Company repaid $0.1 million of the outstanding non-convertible shareholder loan balance. These loans bear an interest rate of 8.0% with a maturity date one year from issuance. The following table summarizes shareholder loans outstanding for the periods presented (in thousands):

	As of
	September 30, 2024	December 31, 2023
Shareholder loans – nonconvertible	$654	$454
Shareholder loans – convertible	1,600	-
Accrued interest	52	11
Total loan – related party	$2,306	$465

Loan Extensions

The Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be either repaid in cash or, at the option of the lender, exchanged for a fixed amount of Common Stock at a price of $10.00 per share upon the closing of a business combination or a similar event. At the closing of the Business Combination, all lenders provided notice to have their loans converted into shares upon the filing of a registration statement on Form S-1 with the SEC. As of September 30, 2024 and December 31, 2023, a registration statement has not yet been declared effective by the SEC, and a balance of $3.0 million remains outstanding on the Company’s condensed consolidated balance sheets.

13. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $2 thousand of rent expense, including common tenant costs and cancellation costs, during the three months ended September 30, 2024 and 2023, respectively, and $6 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recognized, if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2024 and 2023.

14. Subsequent Events

The Company has evaluated subsequent events occurring through December 17, 2024, the date the condensed consolidated financial statements were issued, for events requiring recording or disclosure in the Company’s condensed consolidated financial statements.

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

Board Turnover

As previously announced on a Current Report on Form 8-K filed with the SEC on October 8, 2024, on October 1, 2024, Paul J. Casey and Erkan Akyuz resigned from the Board of Directors of the Company (the “Board”), effective immediately. Also on October 1, 2024, the Board appointed Jair Clarke and Sherry Coonse McCraw to the Board to fill the vacancies created by Mr. Casey and Mr. Akyuz, respectively. In connection with Ms. Coonse McCraw and Mr. Clarke’s service on the Board, the Board approved an RSU grant providing for the grant of 45,000 RSUs to each director for one full year of service (prorated for 2024). The RSUs will vest at the end of December 2024.

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

Other (Income) Expenses, Net

Other (income) expenses, net, primarily includes the changes in fair value of convertible debt and change in fair value of PIPE Notes for which we have elected the fair value option of accounting. Convertible notes payable, which include convertible promissory notes, PIPE Notes issued to related parties and the Yorkville Note, including accrued interest and contingently issuable warrants, contain embedded derivatives, including settlement of the contingent conversion features, which require bifurcation and separate accounting. Accordingly, we have elected to measure the entire contingently convertible debt instruments, including accrued interest, at fair value. These debt instruments were initially recorded at fair value as liabilities and are subsequently re-measured at fair value on our condensed consolidated balance sheet at the end of each reporting period and at settlement, as applicable. Other income or expenses, net, also includes changes in fair value of loan extensions, deferred underwriting fees, Bitcoin and warrants which are treated as liability instruments measured at fair value for accounting purposes, initially recorded at fair value and subsequently re-measured to fair value on our condensed consolidated balance sheets at the end of each reporting period. The changes in the fair value of these debt and liability instruments are recorded in changes in fair value, included as a component of other (income) expenses, net, in the condensed consolidated statements of operations.

At the closing of the Business Combination, convertible promissory notes were converted into Common Stock immediately prior to the Closing and were no longer outstanding as of the closing date.

Other (income) expenses, net, also includes foreign exchange and tax expenses related to the Company’s operations and revenue outside of the United States.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue
Subscription revenue	$102	$256	$(154)	-60%
Web imaging revenue	40	70	(30)	-43%
Total revenue	142	326	(184)	-56%
Cost of revenue	226	293	(67)	-23%
Gross margin	(84)	33	(117)	-355%
Operating expenses
General and administrative	1,865	1,312	553	42%
Sales and marketing	140	243	(103)	-42%
Research and development	298	405	(107)	-26%
Total operating expenses	2,303	1,960	343	18%
Loss from operations	(2,387)	(1,927)	(460)	24%
Other expense (income), net
Interest expense	36	-	36	N/A
Change in fair value of warrants	6	-	6	N/A
Change in fair value of PIPE Notes	(77)	-	(77)	N/A
Change in fair value of Yorkville Note	(262)	-	(262)	N/A
Change in fair value of derivative liability	(160)	-	(160)	N/A
Change in fair value of Bitcoin	124	-	124	N/A
Change in fair value of convertible promissory notes	-	7,621	(7,621)	-100%
Stock warrant expense	-	4,285	(4,285)	-100%
Other expense	4	7	(3)	-43%
Total other expense, net	(329)	11,913	(12,242)	-103%
Net loss	$(2,058)	$(13,840)	$11,782	-85%

Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
Subscription revenue (Beam)	$102	$256	$(154)	-60%
Web imaging revenue (Real-World Data)	40	70	(30)	-43%
Total	$142	$326	$(184)	-56%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the three months ended September 30, 2024, overall revenue decreased by 56% compared to the prior year period. The primary driver for the subscription revenue decrease was because of the planned discontinuation of this platform in 2025. As we move away from the BEAM platform to focus on iRWD sales, we have stopped renewals for most of our customers leading to decreased revenue for the three months ended September 30, 2024. The primary driver for the web imaging revenue decrease was due to lower deliveries during the three months ended September 30, 2024.

Cost of Revenue

	Three Months Ended September 30,
	2024	2023
Cost of revenue	226	293
% of revenue	159%	90%

For the three months ended September 30, 2024, our cost of revenue as a percentage of revenue increased by 69% compared to the prior year period. The increase is primarily driven by lower overall revenues and higher iRWD consulting costs as we transition away from the BEAM platform to focus on our iRWD product.

General and Administrative

Our general and administrative expense increased $0.6 million, or 42%, to $1.9 million for the three months ended September 30, 2024 from $1.3 million for the three months ended September 30, 2023. The increase is primarily due to an increase in professional fees of $1.0 million from being a public company (e.g. higher legal, audit and consulting fees) and salaries and benefits of $0.1 million, which are partially offset by a decrease in stock compensation expense of $0.6 million and other miscellaneous office expenses of $35 thousand.

Sales and Marketing

Our sales & marketing expense decreased $0.1 million, or 42%, to $0.1 million for the three months ended September 30, 2024 from $0.2 million for the three months ended September 30, 2023. The decrease is primarily due to a decrease in consulting expenses of $76 thousand and salaries and benefits of $58 thousand, which are partially offset by increases in software expenses of $17 thousand and dues and subscriptions of $16 thousand.

Research and development

Our research and development expense decreased $0.1 million, or 26%, to $0.3 million for the three months ended September 30, 2024 from $0.4 million for the three months ended September 30, 2023. The decrease is primarily due to a decrease in professional fees of $56 thousand and software and hosting expenses of $20 thousand.

Interest Expense

During the three months ended September 30, 2024, interest expense was primarily comprised of interest expense on loans made from related parties (Management and Directors) and interest expense on the remaining $0.4 million of deferred underwriter fees payable that is payable in cash. During the three months ended September 30, 2023, we did not incur any interest expense.

Change in Fair Value of Warrants

The change in fair value of Warrants during the three months ended September 30, 2024 was due to the closing of the Business Combination and the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of PIPE Notes

The change in fair value of PIPE Notes during the three months ended September 30, 2024 was due to the closing of the Business Combination and the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Yorkville Note

The change in fair value of Yorkville Note during the three months ended September 30, 2024 was due to the Yorkville Note issued in June 2024 and the resulting fluctuations of the market price of shares of Common Stock.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability during the three months ended September 30, 2024 relates to the mark-to-market adjustment of the SEPA put option derivative liability, which was determined to have no value as of September 30, 2024.

Change in Fair Value of Bitcoin

The change in fair value of Bitcoin during the three months ended September 30, 2024 relates to the mark-to-market adjustment of Bitcoin, which we began strategically investing in using excess cash from our private placement transactions. During the three months ended September 30, 2023, we did not have any Bitcoin holdings.

Change in Fair Value of Convertible Promissory Notes

The change in fair value of convertible promissory notes was due to the closing of the Business Combination and the resulting fluctuations of the market price of shares of Common Stock. The Legacy ONMD Convertible Promissory Notes were converted at the closing of the Business Combination and were no longer outstanding during the three months ended September 30, 2024.

Stock Warrant Expense

During the three months ended September 30, 2024, we did not incur any stock warrant expense. Stock warrant expense during the three months ended September 30, 2023 was due to the Convertible Promissory Notes Warrants, which was most accurately portrayed as an issuance cost related to the Convertible Promissory Notes.

Comparison of the nine months ended September 30, 2024 and 2023

The following tables set forth our condensed consolidated statements of operations data for the periods presented:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue
Subscription revenue	$443	$595	$(152)	-26%
Web imaging revenue	174	86	88	102%
Total revenue	617	681	(64)	-9%
Cost of revenue	872	812	60	7%
Gross margin	(255)	(131)	(124)	95%
Operating expenses
General and administrative	4,934	2,475	2,459	99%
Sales and marketing	623	813	(190)	-23%
Research and development	1,127	1,566	(439)	-28%
Total operating expenses	6,684	4,854	1,830	38%
Loss from operations	(6,939)	(4,985)	(1,954)	39%
Other expense (income), net
Interest expense	120	-	120	N/A
Change in fair value of warrants	5	-	5	N/A
Change in fair value of PIPE Notes	(44)	-	(44)	N/A
Change in fair value of Yorkville Note	561	-	561	N/A
Change in fair value of Bitcoin	124	-	124	N/A
Change in fair value of convertible promissory notes	-	17,872	(17,872)	-100%
Stock warrant expense	33	8,385	(8,352)	-100%
Other expense	17	42	(25)	-60%
Total other expense, net	816	26,299	(25,483)	-97%
Net loss	$(7,755)	$(31,284)	$23,529	-75%

Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Subscription revenue (Beam)	$443	$595	$(152)	-26%
Web imaging revenue (Real-World Data)	174	86	88	102%
Total	$617	$681	$(64)	-9%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the nine months ended September 30, 2024, overall revenue decreased by 9%. The primary driver for the decrease in subscription revenue was because of the planned discontinuation of this platform in 2025. As we move away from the BEAM platform to focus on iRWD sales, we have stopped renewals for most of our customers leading to an immaterial increase for the nine months ended September 30, 2024. The primary driver for the web imaging revenue increase was due to our enhanced focus on iRWD sales leading to increased customer deliveries during the nine months ended September 30, 2024.

Cost of Revenue

	Nine Months Ended September 30,
	2024	2023
Cost of revenue	872	812
% of revenue	141%	119%

For the nine months ended September 30, 2024, our cost of revenue as a percentage of revenue increased by 22%. The increase is primarily driven by the decrease in BEAM revenue due to our planned discontinuation of the platform in 2025. In addition, due to our enhanced focus on the iRWD product, we have incurred increased iRWD data and consulting costs during the nine months ended September 30, 2024.

General and Administrative

Our general and administrative expense increased $2.5 million, or 99%, to $4.9 million for the nine months ended September 30, 2024 from $2.5 million for the nine months ended September 30, 2023. The increase is primarily due to an increase in professional fees of $2.3 million from being a public company (e.g. higher legal, audit and consulting fees), a commitment fee of $0.5 million from the SEPA, salaries and benefits of $0.2 million, and bad debt expense of $0.1 million, which are partially offset by a decrease in stock compensation expense of $0.6 million.

Sales and Marketing

Our sales & marketing expense decreased $0.2 million, or 23%, to $0.6 million for the nine months ended September 30, 2024 from $0.8 million for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in salaries and benefits of $0.3 million, which is partially offset by an increase in trade shows of $0.1 million.

Research and development

Our research and development expense decreased $0.4 million, or 28%, to $1.1 million for the nine months ended September 30, 2024 from $1.5 million for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in stock compensation expense $0.4 million.

Interest Expense

During the nine months ended September 30, 2024, interest expense was primarily comprised of interest expense on loans made from related parties (Management and Directors) and interest expense on the remaining $0.4 million of deferred underwriter fees payable that is payable in cash. During the nine months ended September 30, 2023, we did not incur any interest expense.

Change in Fair Value of Warrants

The change in fair value of Warrants during the nine months ended September 30, 2024 was due to the closing of the Business Combination and the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of PIPE Notes

The change in fair value of PIPE Notes during the nine months ended September 30, 2024 was due to the closing of the Business Combination and the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Yorkville Note

The change in fair value of Yorkville Note during the nine months ended September 30, 2024 was due to the Yorkville Note issued in June 2024 and the resulting fluctuations of the market price of shares of Common Stock.

Change in Fair Value of Bitcoin

The change in fair value of Bitcoin during the nine months ended September 30, 2024 relates to the mark-to-market adjustment of Bitcoin, which we began strategically investing in using excess cash from our private placement transactions. During the nine months ended September 30, 2023, we did not have any Bitcoin holdings.

Change in Fair Value of Convertible Promissory Notes

The change in fair value of convertible promissory notes was due to the closing of the Business Combination and the resulting fluctuations of the market price of shares of Common Stock. The Legacy ONMD Convertible Promissory Notes were converted at the closing of the Business Combination and were no longer outstanding during the nine months ended September 30, 2024.

Stock Warrant Expense

Stock warrant expense during the nine months ended September 30, 2024 was due to the Helena Termination Warrants, which was considered a cost to terminate the Helena SPA.

Stock warrant expense during the nine months ended September 30, 2023 was due to the Convertible Promissory Notes Warrants, which was most accurately portrayed as an issuance cost related to the Convertible Promissory Notes.

Liquidity and Capital Resources

As of September 30, 2024, our principal sources of liquidity were proceeds from related party investors and private placement transactions and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in)
Operating activities	$(5,007)	$(3,066)
Investing activities	(2,296)	(28)
Financing activities	9,190	3,435

Operating Activities

Our net cash and cash equivalents used in operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expense, changes in fair value of financial instruments, and as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to contract performance obligations. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the performance obligation.

Net cash used in operating activities was $5.0 million during the nine months ended September 30, 2024. Net cash used in operating activities was due to our net loss of $7.8 million, which is offset by non-cash items of $1.2 million, primarily consisting of stock-based compensation of $0.4 million, change in fair value of Yorkville Note of $0.6 million, change in fair value of Bitcoin of $0.1 million, non-cash interest expense of $0.1 million, and cash from operating assets and liabilities of $1.5 million due to the timing of cash payments to vendors and cash receipts from customers.

By comparison, the Company’s net cash used in operating activities was $3.1 million during the nine months ended September 30, 2023. Net cash used in operating activities for the nine months ended September 30, 2023 was due to our net loss of $31.3 million, which is offset by non-cash items of $27.7 million, primarily consisting of the change in fair value of convertible debt of $17.9 million, stock warrant expense of $8.4 million and stock-based compensation expense of $1.4 million, and cash from operating assets and liabilities of $0.5 million due to the timing of cash payments to vendors and cash receipts from customers.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases and Bitcoin holdings.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2024 consisted of a $2.8 million investment in Bitcoin and $28 thousand of purchased property and equipment, which are partially offset by a $0.5 million sale of Bitcoin.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2023 consisted of $28 thousand of purchased property and equipment.

Financing Activities

Net cash provided by financing activities was $9.2 million for the nine months ended September 30, 2024, which primarily consisted of $6.3 million of net proceeds received from three private placement transactions, $2.0 million of proceeds received from related party loans (net of $0.2 million of repayments) and $1.4 million of proceeds received from the issuance of the Yorkville Note. These increases are partially offset by repayments of $0.1 million to settle a portion of our deferred underwriter fees payable and repurchases of Common Stock.

By comparison, the Company’s net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2023, which primarily consisted of $3.9 million of proceeds from the issuance of convertible promissory notes, and $0.7 million of proceeds received from related party loans, offset by $1.2 million of Business Combination costs paid.

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

The following table summarizes our current and long-term material cash requirements as of September 30, 2024:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$6,161	$6,161	$-
Loan extensions	2,992	2,992	-
Deferred underwriter fee payable	3,237	3,237	-
Loan, related party	2,306	2,306	-
PIPE Notes	1,593	1,593	-
Yorkville Note	1,911	1,911	-
	$18,200	$18,200	$-

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K/A, the notes to our audited financial statements appearing in the Form 10-K/A, and the notes to the financial statements appearing elsewhere in this Report. Except as described in this Report, there have been no material changes to these critical accounting policies and estimates through September 30, 2024 from those discussed in the Form 10-K/A.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” in the Form 10-K/A and our other public filings, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in the Form 10-K/A and our other public filings.

The value of Bitcoin has historically been subject to wide swings. Because we do not currently hedge our investment in Bitcoin and do not intend to for the foreseeable future, we are directly exposed to Bitcoin’s price volatility and surrounding risks.

While Bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of Bitcoins, the maintenance and development of the software protocol of the Bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, making prices more volatile.

Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us. At this time, we do not anticipate engaging in any hedging activities related to our holding of Bitcoin; this would expose us to substantial decreases in the price of Bitcoin.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2024, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.3	Warrant Agreement, dated May 6, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on May 11, 2021).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.4+

Consulting Agreement, dated August 30, 2024, between OneMedNet Corporation and Robert Golden (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2024).

10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.6	Form of Amendment to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.7	Form of Amendment to Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.8*	OneMedNet Corporation Compensation Recovery Policy
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Management or compensatory agreement or arrangement.

# The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 2024.

OneMedNet Corporation

By:	/s/ Robert Golden
Robert Golden
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

