Form 10-K
period 2024-12-31
OneMedNet Corp
filed 2025-04-15
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2024, the aggregate market value of the common equity of the registrant held by non-affiliates was $9.7 million (based on the closing sales price of the shares of common stock on June 28, 2024). For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 26, 2025, there were there were 30,760,576 shares of common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of preferred stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ONEMEDNET CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K (the “Annual Report”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs.

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Annual Report include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, and operating expenses.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

You should read this Annual Report and the documents that we incorporate by reference in this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements including those described in the “Risk Factors” section of this Annual Report beginning on page 18 and elsewhere in this Annual Report.

PART I

Item 1. Business

Company Overview

OneMedNet is a global provider of clinical imaging innovation and curator of regulatory-grade Imaging Real World Data (“iRWDTM”). OneMedNet’s innovative solutions connect healthcare providers and patients satisfying a crucial need within the life sciences field offering direct access to clinical images and the associated contextual patient record. OneMedNet’s innovative technology proved the commercial and regulatory viability of imaging Real World Data (as defined below), an emerging market, and provides regulatory-grade image-centric iRWDTM that exactly matches OneMedNet’s life science partners case selection protocols and paves the way for Real World Evidence (as defined below).

OneMedNet was founded to solve a deficiency in how clinical images were shared between healthcare providers. This resulted in OMN’s initial product BEAMTM image exchange that enabled the successful sharing of images for more than a decade with OMN’s largest customer being the Republic of Ireland.

OneMedNet continued to innovate by responding to the demand for and utilization of Real World Data (as defined below) (“RWD”) and Real World Evidence (“RWE”), specifically data that focused on clinical images with its associated contextual clinical record. We were able to leverage internal technological competencies along with OneMedNet’s formidable healthcare provider installed base from its first product with BEAMTM to become the first RWD solution for life science companies with its launch of iRWDTM in 2019.

OneMedNet provides innovative solutions that unlock the significant value contained within clinical image archives. With a growing network of 1,400 healthcare sites, OneMedNet has the immediate ability to quickly search and extensively curate multi-layer data from a federated group of healthcare facilities. The term “healthcare sites” refers specifically to the hospitals, integrated delivery networks (“IDNs”) and imaging centers that provide imaging to OneMedNet, which represent the core source of our data. At present, OneMedNet has access to more than 1,400 sites who provide regulatory grade data to us.

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

With the growing need for evidence generated from Real World Data, the increasing importance of epidemiological data in decision making, and a shift from volume to value-based care, there has been an increased focus on patient registries, a rise in the adoption of EMR in hospitals, and exponential growth in mobile health data and social media, which have resulted in the generation of huge amounts of medical data. In 2021, the Real World datasets segment is estimated to account for the larger share of 51.2% of the global Real World evidence solutions market. According to Coherent Market Insights, the global Real World Data market is estimated to be valued at $7.51 billion in 2024 and is expected to exhibit a CAGR of 9.1% during the forecast period (2024-2031).

Our Long-Term Growth Strategies

Our long-term growth strategy is anchored on the following key pillars:

●	Increase Global Reach to Meet Demand: Our strategy is to continue growing our global footprint into areas where we expect high demand growth in the global Real World Evidence solutions market, which is projected to grow from $2.62 billion in 2024 to $4.55 billion by 2030, at a CAGR of 8.2%. There is a rise in emphasis on evidence-based medicine that relies on Real World Evidence, which comes from Real World Data. Market players in healthcare industries, including regulators, healthcare providers, and payers are becoming more aware of the importance of using Real World Data for making informed decisions regarding comparative effectiveness, treatment effectiveness, cost-effectiveness, and safety. As a result, the demand for Real World Data solutions is increasing rapidly, which is further driving the growth of the market. Regulatory agencies such as EMA and the FDA are making use of Real World Evidence in regulatory decision making processes. These regulatory authorities have frameworks and guidelines for using Real World Evidence and Real World Data in regulatory submissions, post-market surveillance, and drug approvals. As a result, the demand for Real World Data is rising, which in turn is expected to support growth of the market in the coming future. The use of Real World Evidence derived from Real World Data demonstrates value and cost-effectiveness of medical devices and drugs for healthcare technology assessment agencies and payers. With this Real World Evidence, market access becomes easier, and it also enables reimbursement negotiations. This further facilitates the inclusion of new therapies in the coverage of healthcare, which in turn creates major opportunities in the global market.

●	Innovate Our Commercial Approach to Drive Incremental Market Share: We intend to expand our sales network across the globe, while simultaneously building out our sales infrastructure. We intend to focus on our target markets, which include (i) Imaging AI; (ii) medical device companies; and (iii) pharmaceutical companies, as summarized here:

●	Enhance and Refine Our Service Offering: Building on our customer-centric mindset throughout our development, curation and commercial processes, we plan to continue expanding and improving our service offering. As we continue to expand into additional geographies globally, we plan to build upon these three pillars:

●	Expand Our Product Offering: We plan to continually evaluate the benefits of expanding our portfolio into other high-growth, high-demand Real World Data and Real World Evidence solutions in the future.

Corporate Information

Data Knights was originally incorporated in Delaware on February 8, 2021 under the name “Data Knights Acquisition Corp” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On November 7, 2023, a subsidiary of Data Knights merged with and into OneMedNet Solutions Corporation (formerly named OneMedNet Corporation) (“Legacy ONMD”), with Legacy ONMD surviving as a wholly-owned subsidiary of Data Knights (the “Business Combination”). In connection with the Business Combination, Data Knights changed its name to “OneMedNet Corporation.”

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

Standby Equity Purchase Agreement

On June 17, 2024, we entered into a Standby Equity Purchase Agreement, or the SEPA, with Yorkville. Under the SEPA, we have the right to sell to Yorkville up to $25.0 million of our common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 24-month period. Sales of our common stock to Yorkville under the SEPA, and the timing of any such sales, are at our option, and we are under no obligation to sell any shares of our common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below. Upon the satisfaction of the conditions precedent in the SEPA, which include having a resale shelf for shares of our common stock issued to Yorkville declared effective, we have the right to direct Yorkville to purchase a specified number of shares of our common stock by delivering written notice. Such purchase is referred to as an “Advance.” An Advance may not exceed 100% of the average of the daily trading volume of our Class A common stock on The Nasdaq Capital Market, or Nasdaq, during the five consecutive trading days immediately preceding the written notice. Yorkville will generally purchase shares of our common stock pursuant to an Advance at a price per share equal to 97% of the lowest daily volume weighted average price, or VWAP, on Nasdaq during the three consecutive trading days commencing on the date of the delivery of the written notice (unless we specify a minimum acceptable price or there is no VWAP on the subject trading day).

Upon entry into the SEPA, we issued Yorkville a $1.5 million convertible promissory note for $1.35 million in cash (after a 10% original issue discount), or the Initial Advance. The note bears interest at an annual rate equal to 0.0% (increased to 18.0% in the event of default as provided in the note) and matures June 17, 2025. The note is convertible by Yorkville into shares of common stock at an aggregate purchase price based on a price per share equal to the lower of (a) $1.3408 per share (subject to downward reset upon the filing of the resale registration statement described below) or (b) 90% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq during the seven trading days immediately prior to each conversion (the “Variable Price”), but which Variable Price may not be lower than the Floor Price then in effect. The “Floor Price” is $0.28 per share, subject to the Company’s option to reduce the Floor Price to any amounts set forth in a written notice to Yorkville. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note will become immediately due and payable. The issuance of our common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of our outstanding common stock as of June 17, 2024 in order to comply with applicable Nasdaq rules. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of our common stock.

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 24-month anniversary of the date of the SEPA or (ii) the date on which Yorkville shall have made payment of for shares of our common stock equal to $25.0 million. We have the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding advances for which shares of our common stock need to be issued and the convertible note (Initial Advance) has been paid in full. We and Yorkville may also agree to terminate the SEPA by mutual written consent. As consideration for Yorkville’s commitment to purchase the shares of our Class A common stock pursuant to the SEPA, we paid Yorkville a $25 thousand cash structuring fee and a commitment fee equal to 526,312 shares of our common stock.

In connection with the entry into the SEPA, on June 17, 2024, we entered into a registration rights agreement with Yorkville, pursuant to which we agreed to file with the SEC no later than August 30, 2024, a registration statement for the resale by Yorkville of the shares of our common stock issued under the SEPA (including the commitment fee shares). We agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing and to maintain the effectiveness of such registration statement during the 24-month commitment period. We will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Initial Advance into our common stock) until such resale registration statement is declared effective by the SEC. As of the filing date of this Annual Report, we have not filed a registration statement with the SEC.

Private Placements

July 2024 Financings

On July 23, 2024, we entered into a securities purchase agreement with Off the Chain Capital, LLC (“OTC”), pursuant to which we agreed to issue and sell to OTC 1,297,059 shares of our Common Stock at a price of $1.0278 per share and pre-funded warrants exercisable for 1,323,530 shares of our Common Stock at an exercise price of $1.0278 per share. OTC was required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The warrants and pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. OTC is entitled to receive dividends on the pre-funded warrants, if declared, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of our Common Stock.

On July 25, 2024, we entered into a securities purchase agreement with Discovery Capital Management, LLC (“Discovery”), pursuant to which we agreed to issue and sell 2,301,791 shares of our Common Stock at a price of $0.85 per share.

We received net proceeds of approximately $4.5 million from the July 2024 private placements, after deducting offering expenses of $0.1 million.

September 2024 Financing

On September 24, 2024, we entered into another securities purchase agreement with OTC, pursuant to which we agreed to issue and sell to OTC 1,918,591 shares of our Common Stock at a price of $0.65 per share, warrants exercisable for 133,095 shares of our Common Stock at an exercise price of $0.325 per share, and pre-funded warrants exercisable for 743,314 shares of our Common Stock at an exercise price of $0.65 per share. OTC was required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The warrants and pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. OTC is entitled to receive dividends on the pre-funded warrants, if declared, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of our Common Stock.

We received net proceeds of approximately $1.7 million, after deducting an immaterial amount of offering expenses. We have not yet issued the 1,918,591 shares of our Common Stock in order to keep OTC’s ownership percentage below a defined threshold.

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

Human Capital Resources

Our workforce is comprised of approximately 22 employees (as of December 31, 2024), including approximately 1 part-time employee (references herein to “employees” include to the employees of our subsidiaries). Our Board of Directors and its committees oversee human capital matters through regular reporting from management and advisors.

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

Available Information

We file with, or furnish to, the SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge via EDGAR through the SEC website (www.sec.gov) and are also available free of charge on our corporate website (https://www.onemednet.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this Annual Report) is not part of this report and is not incorporated by reference as part of this Annual Report.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. The risks and uncertainties we have described in this Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition, and results of operations. We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause.

You should carefully consider the following risks, as well as the other information contained in this Annual Report, including our historical financial statements and related notes included elsewhere in this Annual Report. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our Common Stock and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have a history of operating losses and may never achieve profitability in the future.

We have experienced net losses in each annual period since inception. We generated net losses of $10.1 million and $33.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $101.6 million.

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

OneMedNet believes it has demonstrated its quality and responsiveness in clinical imaging and curation of Real-World Data based upon success in compiling one of the largest networks of imaging centers (comprised of hospitals, imaging centers and clinics) throughout the United States covering more than 31 million Patient Records to date. On the global front, OneMedNet works with hospitals and life science companies around the world including in Ireland, United Kingdom, , The Netherlands, Denmark, Germany, Canada and South Korea and growing. We base these claims on our understanding of our competition in the United States and globally. However, if we were to lose these relationships with our network of imaging centers or lose our customers or our competitors’ technology surpasses ours, our competitors could claim a greater market share domestically or abroad, which could reduce our growth and our profits, which could harm our business, financial position, results of operations and prospects.

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

As stated above, we have experienced net losses in each annual period since inception. We generated net losses of $10.1 million and $33.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $101.6 million. In their audit report for the fiscal year ended December 31, 2024 included in this report, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We intend to continue funding our operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

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

The highly complex nature of our industry requires that we effectively execute and manage our business objectives and growth strategies, such as expanding our marketing and commercialization of our services in the U.S. and internationally, adding new customers, and increasing our service delivery capacity. However, we may not be able to execute these strategies as effectively as anticipated. Our ability to execute on these strategies depends on a number of factors, including, without limitation:

●	our ability to obtain adequate capital resources to execute our growth plans;

●	our ability to hire, train and retain skilled managers and personnel, including quality and production personnel, and marketing and commercial specialists;

●	our ability to protect our existing and new services by registering and defending our intellectual property rights; and

●	Our ability to successfully continue to add provider partners to the platform; and
●	our ability to successfully add new customers.

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

Our operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics such as the COVID-19 pandemic, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services. The impact of recent changes to United States trade policy, particularly as it relates to our workforce in Canada, may have a negative effect on our business if access to our platform in the United States is restricted for support and ongoing maintenance.

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

We are subject to risks related to holding bitcoin, the price of which has been, and will likely continue to be, highly volatile

We began strategically investing in bitcoin during 2024 and may use our cash and cash equivalents to purchase more bitcoin in the future. Bitcoin is a highly volatile asset that has traded below $41,000 per bitcoin and above $103,000 per bitcoin during 2024. In addition, bitcoin does not pay interest or other returns and so the ability to generate a return on investment in bitcoin will largely depend on whether there is appreciation in the market price of bitcoin following our purchases of bitcoin.

Purchasing bitcoin exposes us to various risks, including the following:

●	Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin may influence our financial results and the market price of our common shares;
●	bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty;
●	our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to bitcoin holdings;
●	due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of the bitcoin we own;
●	the emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business;

●	bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents;
●	if we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected;
●	we may face risks relating to the custody of bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin; and
●	regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our common shares.

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

On March 12, 2025, the Company received written notice (the “MVLS Nasdaq Notice”) from Nasdaq indicating that for the preceding 31 consecutive business days, the market value of the Company’s listed securities (“MVLS”) did not maintain a minimum market value of $35,000,000 (the “Minimum MVLS Requirement”) as required by Nasdaq Listing Rule 5550(b)(2). Nasdaq also noted that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain a minimum stockholders’ equity of $2.5 million, and Nasdaq Listing Rule 5550(b)(3), which requires listed companies to maintain a minimum of $500,000 of net income from continuing operations. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a compliance period of 180 calendar days, or until September 8, 2025, to regain compliance with the Minimum MVLS Requirement. Compliance could have been achieved if the Company’s MVLS closed at $35,000,000 or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq would notify the Company of its compliance and the matter would be closed.

If the Company does not regain compliance with the Minimum MVLS Requirement by September 8, 2025, Nasdaq would have provided written notification to the Company that its Common Stock was subject to delisting. At that time, the Company could have appealed the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

In addition, on April 10, 2025, the Company received a separate notice (the “Bid Price Notice”) from Nasdaq indicating that the Company, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until October 7, 2025, to regain compliance with the Bid Price Rule. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the Bid Price Rule by October 7, 2025, the Company may be eligible for an additional 180-calendar day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will provide notice that its securities will be subject to delisting.

The notices from Nasdaq described above have no immediate effect on the Company’s continued listing on the Nasdaq Capital Market or the trading of the Company’s Common Stock, subject to the Company’s compliance with the other continued listing requirements. The Company is presently evaluating potential actions to regain compliance with all applicable requirements for continued listing on the Nasdaq Capital Market. There can be no assurance that the Company will be successful in maintaining the listing of its Common Stock on the Nasdaq Capital Market.

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

We currently face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy ONMD did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased and will continue to increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new Board of Directors committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (the auditors identified a material weakness and significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations has increased and will continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs have required and will continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

In October 2024, we identified material weaknesses in our internal controls over financial reporting related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting, error in accounting for non-routine transactions, and lack of record keeping. Upon re-evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, management has determined that, as of December 31, 2024, we did not maintain effective internal control over financial reporting. We cannot assure you that we will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. Such misstatements have resulted in the restatement of the financial statements included in this Annual Report, and misstatements could result in future restatements of our financial statements, cause us to fail to meet our reporting obligations in addition to stock exchange listing requirements, cause investors to lose confidence in our reported financial information, result in a decline in our stock price, and cause us to be subject to litigation or regulatory enforcement actions.

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

Redemption of the outstanding Warrants could force Warrant holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of their Warrants. None of the private placement warrants will be redeemable by us so long as they are held by Data Knights, LLC, a Delaware limited liability company (the “Sponsor”), or its permitted transferees.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

OneMedNet manages cybersecurity and data protection through a continuously evolving framework, as described in further detail below. The framework allows us to identify, assess and mitigate the risks we face, and assists us in establishing policies and safeguards to protect our systems and the information of those we serve. Our cybersecurity program is managed by James Wang, our Chief Technology Officer. James holds a degree in computer science from the University of Hawaii at Manoa and has 19 years of development experience focused on architecture and security. In his career, he has led initiatives for companies to attain SOC2 compliance and PCI compliance for their product solutions. The Audit Committee of the Board of Directors has oversight of our cybersecurity program and is responsible for reviewing and assessing the Company’s cybersecurity and data protection policies, procedures and resource commitment, including key risk areas and mitigation strategies. As part of this process, the Audit Committee receives regular updates from the Chief Technology Officer on critical issues related to our information security risks, cybersecurity strategy, supplier risk and business continuity capabilities. The Company’s framework includes an incident management and response program that continuously monitors the Company’s information systems for vulnerabilities, threats and incidents; manages and takes action to contain incidents that occur; remediates vulnerabilities; and communicates the details of threats and incidents to management, including the Director Product Management, Head of Data, as deemed necessary or appropriate. Pursuant to the Company’s incident response plan, any incidents are to be reported by the Chief Technology Officer to the Audit Committee, appropriate government agencies and other authorities, as deemed necessary or appropriate, considering the actual or potential impact, significance and scope. The Company is not aware of any cybersecurity incidents or threats that are reasonably likely to materially affect its business strategy, results of operations, or financial condition.

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

Holders of our Common Stock

As of April 15, 2025, there were approximately 38 holders of record of our Common Stock. Certain shares of our Common Stock are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include beneficial owners of shares that are held in trust by other entities.

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

None.

Purchases of Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) of the Exchange Act during the quarter ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. See “Risk Factors” elsewhere in this Annual Report for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. The use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

Business Combination

On November 7, 2023, we completed the Business Combination, whereby a subsidiary of Data Knights merged with and into Legacy ONMD, with Legacy ONMD surviving as a wholly-owned subsidiary of Data Knights. Following the Business Combination, Data Knights changed its name to “OneMedNet Corporation”.

The total consideration for the Business Combination and related transactions (the “Merger Consideration”) was approximately $200 million. In connection with the meeting of stockholders of Data Knights to approve the Business Combination (the “Special Meeting”), certain public holders (the “Redeeming Stockholders”) holding 1,600,741 shares of Common Stock exercised their right to redeem such shares for a pro rata portion of the funds held by Continental Stock Transfer & Trust Company, as trustee (“Continental”) in the trust account established in connection with Data Knights’ initial public offering (the “Trust Account”). Effective November 7, 2023, Data Knights’ common stock, warrants and units ceased trading, and effective November 8, 2023, our Common Stock began trading on the Nasdaq Global Market under the symbol “ONMD” and the Public Warrants began trading on the Nasdaq Global Market under the symbol “ONMDW.”

As a result of the Business Combination, holders of Data Knights common stock automatically received common stock of OneMedNet, and holders of Data Knights warrants automatically received warrants of OneMedNet with substantively identical terms. At the closing of the Business Combination (the “Closing”), all shares of Data Knights owned by the Sponsor (consisting of shares of Common Stock and shares of Class B common stock, which we refer to as the founder shares), automatically converted into an equal number of shares of OneMedNet’s Common Stock, and the Private Placement Warrants held by the Sponsor automatically converted into warrants to purchase one share of OneMedNet Common Stock with substantively identical terms.

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

General and Administrative

General and administrative functions include finance, legal, operations, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, and depreciation expense.

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

Interest Expense

Interest expense consists of interest incurred on our outstanding debt facilities, including loans with related parties, deferred underwriter fees, insurance premiums paid in exchange for a note payable, and our line of credit.

Other (Income) Expenses, Net

Other (income) expenses, net, primarily includes the changes in fair value of convertible debt, change in fair value of PIPE Notes and change in fair value of Yorkville Note (as defined below) for which we have elected the fair value option of accounting. Convertible notes payable, which include convertible promissory notes and PIPE Notes issued to related parties, including accrued interest and contingently issuable warrants, contain embedded derivatives, including settlement of the contingent conversion features, which require bifurcation and separate accounting. Accordingly, we have elected to measure the entire contingently convertible debt instruments, including accrued interest, at fair value. These debt instruments were initially recorded at fair value as liabilities and are subsequently re-measured at fair value on our consolidated balance sheet at the end of each reporting period and at settlement, as applicable. Other income or expenses, net, also includes changes in fair value of warrants which are treated as liability instruments measured at fair value for accounting purposes, initially recorded at fair value and subsequently re-measured to fair value on our consolidated balance sheets at the end of each reporting period. The changes in the fair value of these debt and liability instruments are recorded in changes in fair value, included as a component of other (income) expenses, net, in the consolidated statements of operations.

At the Closing of the Business Combination, convertible promissory notes were converted into Common Stock immediately prior to the Closing and were no longer outstanding as of the Closing Date.

Other (income) expenses, net, also includes change in fair value of our Bitcoin holdings, as well as foreign exchange and tax expenses related to the Company’s operations and revenue outside of the United States.

Results of Operations

The following tables set forth our consolidated statements of operations data for the periods presented:

	For the year ended December 31,		Change 2024
	2024	2023	$	%
Revenue
Subscription revenue	$351	$878	$(527)	-60%
Web imaging revenue	292	143	149	104%
Total revenue	643	1,021	(378)	-37%
Cost of revenue	924	1,150	(226)	-20%
Gross margin	(281)	(129)	(152)	118%
Operating expenses
General and administrative	7,027	3,544	3,483	98%
Sales and marketing	830	1,115	(285)	-26%
Research and development	1,467	2,065	(598)	-29%
Total operating expenses	9,324	6,724	2,600	39%
Loss from operations	(9,605)	(6,853)	(2,752)	40%
Other (income) expense, net
Interest expense	147	11	136	1236%
Stock warrant expense	35	9,207	(9,172)	-100%
Change in fair value of warrants	(9)	(129)	120	-93%
Change in fair value of PIPE notes	97	269	(172)	-64%
Change in fair value of Yorkville Note	711	-	711	N/A
Change in fair value of crypto assets – Bitcoin	(798)	-	(798)	N/A
Realized gain on sale of crypto assets – Bitcoin	(120)	-	(120)	N/A
Change in fair value of derivative liability	434	-	434	N/A
Change in fair value of convertible promissory notes	-	17,517	(17,517)	-100%
Other expense	25	34	(9)	-26%
Total other (income) expenses, net	522	26,909	(26,387)	-98%
Loss before income taxes	$(10,127)	$(33,762)	$23,635	-70%
Income tax (benefit) expense	2	18	(16)	-89%
Net loss	(10,129)	(33,780)	23,651	-70%

Revenue

	For the year ended December 31,		Change 2024
	2024	2023	$	%
Subscription revenue (BEAM)	$351	$878	$(527)	-60%
Web imaging revenue (Real-World Data)	292	143	149	104%
Total	$643	$1,021	$(378)	-37%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the year ended December 31, 2024, overall revenue decreased by 37%. The primary driver for the decrease in subscription revenue was the planned discontinuation of the BEAM platform in 2025. As we move away from the BEAM platform to focus on iRWD sales, we have stopped renewals for most of our customers leading to a $0.5 million decrease for the year ended December 31, 2024, as compared to the prior year. The primary driver for the increase in web imaging revenue was due to our enhanced focus on iRWD sales leading to increased customer deliveries during the year ended December 31, 2024, as compared to the prior year.

Cost of Revenue

	For the year ended December 31,
	2024	2023
Cost of revenue	924	1,150
% of revenue	144%	113%

The decrease in cost of revenue of $0.2 million was primarily attributable to a decrease of $0.1 million in software and hosting costs due to the planned shutdown of our BEAM platform and a decrease of $0.2 million in personnel costs driven by decreased headcount. These decreases are partially offset by an increase of $0.1 million in iRWD data charges as we shift our focus to the iRWD service line.

General and Administrative

General and administrative expenses were $7.0 million for the year ended December 31, 2024, compared to $3.5 million for the year ended December 31, 2023. The increase in total general and administrative expenses of $3.5 million was primarily due to an increase of $2.2 million in accounting, audit and tax related services, an increase of $0.8 million in legal fees, an increase of $0.4 million in insurance premiums and an increase of $0.1 million in other general and administrative expenses, each of which is attributable to enhanced public company reporting obligations and regulatory requirements after the Business Combination closed in the fourth quarter of 2023.

Sales and Marketing

Sales and marketing expenses were $0.8 million for the year ended December 31, 2024, compared to $1.1 million for year ended December 31, 2023. The decrease in total sales and marketing expenses of $0.3 million in 2024 was primarily due to a decrease of $0.3 million in personnel costs driven by decreased headcount.

Research and development

Research and development expenses were $1.5 million for the year ended December 31, 2024, compared to $2.1 million for year ended December 31, 2023. The decrease in total research and development expenses of $0.6 million in 2024 was primarily due to a decrease of $0.4 million in stock based compensation expense and a decrease of $0.2 million in third-party contractor costs.

Interest Expense

During the year ended December 31, 2024, interest expense was primarily comprised of interest expense on loans made by related parties (Management and Directors) and interest expense on the remaining $0.4 million of deferred underwriter fees that are payable in cash. The increase of $0.1 million in 2024 is primarily due to receiving additional loans from related parties, as well as interest on deferred underwriter fees which did not accrue interest in 2023. During the year ended December 31, 2023, interest expense was only comprised of interest expense on loans made by related parties.

Change in Fair Value of Warrants

At the closing of the Business Combination in 2023, we issued warrants in connection with the PIPE financing and separately assumed certain private warrants from Data Knights. We determined that these warrants should be accounted for as liabilities, which are adjusted to fair value at the end of each reporting period. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of PIPE Notes

At the closing of the Business Combination in 2023, we issued PIPE Notes (as defined below) that are convertible into shares of Common Stock and carried at fair value. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Yorkville Note

In June 2024, we issued the Yorkville Note (as defined below) which is convertible into shares of Common Stock and carried at fair value. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Crypto Assets – Bitcoin

The change in fair value of crypto assets – Bitcoin during the year ended December 31, 2024 reflects the increase in the price of Bitcoin, which we began strategically investing in using excess cash from our private placement transactions. During the year ended December 31, 2023, we did not have any Bitcoin holdings.

Realized Gain on Sale of Crypto Assets – Bitcoin

The realized gain on sale of crypto assets – Bitcoin during the year ended December 31, 2024 reflects the increase in the price of Bitcoin upon sale compared to its purchase price. During the year ended December 31, 2023, we did not have any Bitcoin holdings.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability during the year ended December 31, 2024 represents the issuance date fair value and remeasurement adjustment of the SEPA put option with Yorkville. The fair value is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period. During the year ended December 31, 2023, we did not have the SEPA arrangement.

Change in Fair Value of Convertible Promissory Notes

There was no change in fair value of our Convertible Promissory Notes (as defined below) in 2024 because all previously outstanding principal and accrued interest was converted into shares of Common Stock at the closing of the Business Combination. As a result, no obligation remained on our Convertible Promissory Notes immediately after the Business Combination. The change in fair value in 2023 was due to the resulting fluctuations in the market price of shares of Common Stock.

Stock Warrant Expense

Stock warrant expense of $0.04 million during the year ended December 31, 2024 was due to the issuance of the Helena Termination Warrants (as defined below) in December 2024 in connection with the Company’s termination of the Helena SPA (as defined below).

Stock warrant expense of $9.2 million during the year ended December 31, 2023 was due to the issuance of the Convertible Note Warrants (as defined below) during 2023 in connection with the issuance of the Convertible Promissory Notes. In connection with the closing of the Business Combination, all Convertible Note Warrants were cashless exercised into shares of Legacy ONMD common stock and exchanged based on the appropriate conversion ratio for the Common Stock less an exercise price of $1.00.

Liquidity and Capital Resources

As of December 31, 2024, our principal sources of liquidity were net proceeds received related to debt and equity financings and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	For the year ended December 31,
	2024	2023
Net cash provided by (used in)
Operating activities	$(6,983)	$(4,791)
Investing activities	(1,982)	(44)
Financing activities	9,090	4,611

Operating Activities

Our net cash and cash equivalents used in operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expense, changes in fair value of liability classified financial instruments, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to contract performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the performance obligation.

During the year ended December 31, 2024, we used $7.0 million of cash in operating activities, primarily resulting from our net loss of $10.1 million, offset by non-cash charges of $1.6 million and cash provided by changes in our operating assets and liabilities of $1.5 million.

During the year ended December 31, 2023, we used $4.8 million of cash in operating activities, primarily resulting from our net loss of $33.8 million, offset by non-cash charges of $28.4 million and cash provided by changes in our operating assets and liabilities of $0.6 million.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases and Bitcoin purchases and sales.

During the year ended December 31, 2024, net cash used in investing activities was $2.0 million, consisting of $1.9 million in net purchases of Bitcoin and $0.1 million of purchases of property and equipment.

During the year ended December 31, 2023, net cash used in investing activities was $44 thousand, consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $9.1 million, consisting of $6.3 million in net proceeds from the private placements in July and September 2024, $1.8 million in net proceeds from shareholder loans, $1.4 million in net proceeds from the Yorkville Note, partially offset by $0.2 million paid for the repurchase of Common Stock and $0.1 million in repayment of deferred underwriter fees.

During the year ended December 31, 2023, net cash provided by financing activities was $4.6 million, consisting of $4.2 million in proceeds from convertible notes, $1.5 million in proceeds from PIPE Notes, and $0.5 million in proceeds from shareholder loans, partially offset by $1.5 million in Business Combination costs paid.

Contractual Obligations and Commitments and Going Concern Outlook

Currently, management does not believe that cash and cash equivalents are sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support the expansion of our infrastructure and workforce, interest expense and minimum contractual obligations. Management hopes to raise cash either through a public offering or private debt and equity offering. As a result of the Company’s recurring loss from operations and the need for additional financing to fund its operating and capital requirements there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

The following table summarizes our current and long-term material cash requirements as of December 31, 2024:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$6,371	$6,371	$-
Loan extensions	2,992	2,992	-
Deferred underwriter fee payable	3,250	3,250	-
Loan - related party	2,319	2,319	-
PIPE Notes	1,734	1,734	-
Yorkville Note	1,718	1,718	-
	$18,384	$18,384	$-

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

Web Imaging Revenue

Web imaging revenues are generated from the Company’s data broker (iRWD) product, which provides regulatory grade imaging and clinical data in the pharmaceutical, device manufacturing, clinical research organizations, and artificial intelligence markets. Web imaging customers are invoiced in installments as the related data is delivered. Revenue from the sale of web imaging products is recognized at a point in time using an output measure of progress, which is based on the number of data units delivered relative to the total data units committed by the customer.

Fair Value of Certain Debt and Liability Instruments, and the Fair Value Option of Accounting

When financial instruments contain various embedded derivatives which require bifurcation and separate accounting of those derivatives apart from the host instruments, if eligible, GAAP allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO allows the issuer to account for the entire financial instrument, including accrued interest, at fair value with subsequent remeasurements of that fair value recorded through the statements of operations. We elected the FVO of accounting for contingently convertible notes payable, including contingently issuable warrants and accrued interest, and certain term notes payable, including accrued interest, as further described below and as discussed in Note 2, Summary of Significant Accounting Policies in our accompanying consolidated financial statements included elsewhere in this Annual Report.

Convertible notes payable, the Yorkville Note and the PIPE Notes, which include the related contingently issuable warrants, contain embedded derivatives, which require bifurcation and separate accounting under GAAP, for which the Company elected the FVO for the convertible notes payable, Yorkville Note and PIPE Notes. In addition, certain term PIPE Notes were issued with separately exercisable and freestanding warrants to purchase Common Stock, were issued with substantial discounts at issuance and contained certain embedded derivatives to be bifurcated and accounted for separately for those term notes, unless the FVO is eligible and elected. Accordingly, the Company qualified for and elected the FVO for the entire PIPE Notes instruments. The convertible debt and accrued interest at their stated interest rates were initially recorded at fair value as liabilities on the consolidated balance sheets and were subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements. The changes in the fair value of the convertible notes payable and PIPE Notes are recorded in changes in fair value of convertible debt, included as a component of other income and expenses, net, in the consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the single line of change in fair value of convertible debt on the consolidated statements of operations. See additional information on valuation methodologies and significant assumptions used in Note 7, Convertible Debt, and Note 13, Fair Value Measurement to the consolidated financial statements included elsewhere in this Annual Report.

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

Recently Adopted Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the accompanying consolidated financial statements included elsewhere in this Annual Report for a description of recently adopted accounting standards.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the accompanying consolidated financial statements included elsewhere in this Annual Report for a description of certain recently issued accounting standards which may impact our financial statements in future reporting periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

ONEMEDNET CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

OneMedNet Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OneMedNet Corporation (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in temporary equity and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Crypto Assets

Risks Associated with Crypto Assets and Risks of Ownership

As of the date of these consolidated financial statements, digital assets are loosely regulated and there is no central marketplace or currency exchange. Supply is not determined by a central bank, and prices have been extremely volatile during the periods presented in the financial statements. Transferability and ownership of digital assets is verified by a thirty-two-character cryptographic key. Digital asset exchanges in the marketplace have been closed due to fraud, failure or security breaches. Any of the Company’s digital assets that reside on an exchange that shuts down may be lost. Several factors may affect the price of digital assets, including, but not limited to, supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of digital assets or the use of digital assets as a form of payment. There is no assurance that digital assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow.

Risks Associated With Crypto Asset Regulation

As digital assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the digital assets industry. To the extent that future regulatory actions or policies limit the ability to exchange digital assets or utilize them for payments, the demand for digital assets will be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert digital assets into fiat currency (e.g., U.S. dollars) or use digital assets to pay for goods and services. Such regulatory actions or policies would result in a reduction of demand, and in turn, a decline in the underlying digital asset unit prices. The effect of any future regulatory change on the Company or digital assets in general is impossible to predict, but such change could be substantial and adverse to the Company and the value of the Company’s investments in digital assets.

Risks Associated With No FDIC or SIPC Protection

The Company’s crypto assets are held by a custodian that is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the custodian are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

East Brunswick, New Jersey

April 15, 2025

PCAOB ID Number 100

ONEMEDNET CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$172	$47
Investment in crypto assets – Bitcoin	2,849	-
Accounts receivable, net	213	152
Prepaid expenses and other current assets	385	166
Total current assets	3,619	365
Property and equipment, net	108	99
Total assets	$3,727	$464
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable & accrued expenses	$6,371	$4,682
Deferred revenues	561	254
Loan extensions	2,992	2,992
PIPE Notes	1,734	1,637
Yorkville Note	1,718	-
Deferred underwriter fee payable	3,250	3,525
Loan – related party	2,319	465
Other current liabilities	283	283
Total current liabilities	19,228	13,838
Other long-term liabilities	449	68
Total liabilities	19,677	13,906
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity:
Preferred Stock, par value $0.0001, 1,000,000 authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 28,175,172 shares issued and 27,987,427 shares outstanding at December 31, 2024, and 23,572,232 shares issued and outstanding at December 31, 2023	2	2
Additional paid-in-capital	86,146	77,996
Treasury stock, at cost, 187,745 and 0 shares at December 31, 2024 and 2023, respectively	(529)	-
Accumulated deficit	(101,569)	(91,440)
Total stockholders’ deficit	(15,950)	(13,442)
Total liabilities and stockholders’ deficit	$3,727	$464

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the year ended December 31,
	2024	2023
Revenue
Subscription revenue	$351	$878
Web imaging revenue	292	143
Total revenue	643	1,021
Cost of revenue	924	1,150
Gross margin	(281)	(129)
Operating expenses
General and administrative	7,027	3,544
Sales and marketing	830	1,115
Research and development	1,467	2,065
Total operating expenses	9,324	6,724
Loss from operations	(9,605)	(6,853)
Other expense (income), net
Interest expense	147	11
Stock warrant expense	35	9,207
Change in fair value of warrants	(9)	(129)
Change in fair value of PIPE Notes	97	269
Change in fair value of Yorkville Note	711	-
Change in fair value of crypto assets – Bitcoin	(798)	-
Realized gain on sale of crypto assets – Bitcoin	(120)	-
Change in fair value of derivative liability	434	-
Change in fair value of convertible promissory notes	-	17,517
Other expense	25	34
Total other expense, net	522	26,909
Loss before income taxes	$(10,127)	$(33,762)
Income tax expense	2	18
Net loss	$(10,129)	$(33,780)

Earnings per share:
Basic and diluted net loss per common share outstanding	$(0.36)	$(4.65)

Basic and diluted weighted average number of common shares outstanding	28,076,512	7,271,014

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

					Total
	Series A-2		Series A-1		Temporary			Additional		Total
	Preferred Stock		Preferred Stock		Equity	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2022	3,415,923	$9,634	2,839,957	$8,010	$17,644	4,033,170	$-	$13,657	$(57,660)	$(26,359)

Issuance of common shares in exchange for services	-	-	-	-	-	265,914	-	-	-	-
Issuance of Series A-2 Preferred Stock	5,673	16	-	-	16	-	-	-	-	16
Issuance of OMN warrants in conjunction with convertible promissory notes	-	-	-	-	-	-	-	9,207	-	9,207
Exercise of OMN stock options upon Business Combination	-	-	-	-	-	543,056	-	-	-	-
Exercise of OMN warrants upon Business Combination	-	-	-	-	-	3,420,945	-	-	-	-
Conversion of OMN convertible promissory notes upon Business Combination	-	-	-	-	-	5,475,362	1	47,935	-	47,936
Conversion of preferred stock to common stock upon Business Combination	(3,421,596)	(9,650)	(2,839,957)	(8,010)	(17,660)	6,261,553	1	17,659	-	-
Issuance of common stock upon Business Combination with Data Knights, net of liabilities assumed and transaction costs	-	-	-	-	-	3,572,232	-	(11,937)	-	(11,937)
Stock-based compensation expense	-	-	-	-	-	-	-	1,475	-	1,475
Net loss	-	-	-	-	-	-	-	-	(33,780)	(33,780)
Balances as of December 31, 2023	-	$-	-	$-	$-	23,572,232	$2	$77,996	$(91,440)	$(13,442)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	23,572,232	$2	-	$-	$77,996	$(91,440)	$(13,442)
Issuance of common stock to settle deferred underwriter fee payable	277,778	-	-	-	242	-	242
Repurchase of common stock	-	-	(187,745)	(529)	-	-	(529)
Vesting of restricted stock units	200,000	-	-	-	-	-	-
Issuance of common stock and pre-funded warrants in connection with private placements, net of issuance costs	3,598,850	-	-	-	6,270	-	6,270
Issuance of common stock to settle Yorkville commitment fee	526,312	-	-	-	500	-	500
Issuance of warrants to terminate Helena SPA	-	-	-	-	35	-	35
Extinguishment of officer accrued salaries	-	-	-	-	132	-	132
Partial conversion of Yorkville Note	-	-	-	-	343	-	343
Stock-based compensation expense	-	-	-	-	628	-	628
Net loss	-	-	-	-	-	(10,129)	(10,129)
Balances as of December 31, 2024	28,175,172	$2	(187,745)	$(529)	$86,146	$(101,569)	$(15,950)

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,129)	$(33,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	28
Stock-based compensation expense	628	1,475
Stock warrant expense	35	9,207
Change in fair value of warrant liabilities	(9)	(129)
Change in fair value of PIPE Notes	97	269
Change in fair value of Yorkville Note	711	-
Change in fair value of convertible promissory notes	-	17,517
Change in fair value of crypto assets – Bitcoin	(798)	-
Change in fair value of derivative liability	434	-
Realized gain on sale of crypto assets – Bitcoin	(120)	-
Non-cash SEPA commitment fee	500	-
Gain on forgiveness of CEBA loan	(15)	-
Non-cash interest	121	11
Change in operating assets and liabilities:
Accounts receivable	(61)	(133)
Prepaid expenses and other current assets	(234)	(43)
Accounts payable & accrued expenses	1,493	717
Deferred revenues	307	70
Net cash used in operating activities	(6,983)	(4,791)
Cash flows from investing activities:
Purchases of property and equipment	(51)	(44)
Purchases of crypto assets – Bitcoin	(2,900)	-
Proceeds from sales of crypto assets – Bitcoin	969	-
Net cash used in investing activities	(1,982)	(44)
Cash flows from financing activities:
Proceeds from private placements, net of issuance costs	6,270	-
Proceeds from issuance of shareholder loans	2,000	454
Proceeds from issuance of Yorkville Note, net of issuance costs	1,350	-
Proceeds from line of credit borrowings	500	-
Repayment of CEBA loan	(30)	-
Repayment of deferred underwriter fees	(100)	-
Repayment for common stock repurchase	(200)	-
Repayment of shareholder loan	(200)	-
Repayment of line of credit borrowings	(500)	-
Proceeds from issuance of PIPE Notes	-	1,500
Proceeds from issuance of convertible notes	-	4,175
Proceeds from issuance of Series A-2 preferred stock	-	16
Business Combination costs	-	(1,534)
Net cash provided by financing activities	9,090	4,611
Net increase (decrease) in cash and cash equivalents	125	(224)
Cash and cash equivalents at beginning year	47	271
Cash and cash equivalents at end of year	$172	$47
Supplemental disclosure of cash flow information:
Cash paid for interest	$26	$-
Cash paid for taxes	$18	$-
Supplemental disclosures of non-cash investing and financing activities:
Common shares issued to settle deferred underwriter fees	$242	$-
Recognition of prepaid forward contract in exchange for partial conversion of Yorkville Note	$343	$-
Common stock repurchase consideration in accounts payable and accrued expenses	$329	$-
Extinguishment of officer accrued salaries reclassified to additional paid-in capital	$132	$-
Insurance premium settled by issuance of note payable	$318	$-
Common shares issued to preferred shareholders	$-	$17,659
Common shares related to convertible promissory notes	$-	$47,935
Common shares issued to Data Knights shareholders	$-	$11,937

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

On November 7, 2023, the Company consummated a merger (the “Merger”) following the approval at the special meeting of the shareholders of Data Knights Acquisition Corp. (“Data Knights”), a Delaware corporation, held on October 17, 2023 (the “Special Meeting”), of the agreement and plan of merger, dated as of April 25, 2022 (the “Merger Agreement”), by and among Data Knights, Data Knights Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Data Knights, OneMedNet Solutions Corporation (formerly named OneMedNet Corporation) (“Legacy ONMD”), Data Knights, LLC, a Delaware limited liability company (“Sponsor”), and Paul Casey, in his capacity as representative of the stockholders of Legacy ONMD. Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy ONMD, with Legacy ONMD surviving the Merger as a wholly-owned subsidiary of Data Knights (such transactions contemplated by the Merger Agreement, the “Business Combination”).

Risks and Uncertainties

The Company is subject to risks common to companies in the markets it serves, including, but not limited to, global economic and financial market conditions, fluctuations in customer demand, acceptance of new products, development by its competitors of new technological innovations, dependence on key personnel, and protection of proprietary technology.

Liquidity and Going Concern

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

The Company has incurred recurring net losses since its inception, including $10.1 million and $33.8 million for the years ended December 31, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $101.6 million as of December 31, 2024. The Company’s cash balance of $0.2 million is not adequate to fund its operations through at least twelve months from the date these consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Investment in Crypto Assets – Bitcoin

The Company has also invested in Bitcoin, which is a crypto asset. Crypto assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Certain crypto asset exchanges have been closed due to fraud, failure or security breaches. Any of the Company’s crypto assets that reside on an exchange that shuts down may be lost. Several factors may affect the price of crypto assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of crypto assets, and the use of crypto assets as a form of payment. There is no assurance that crypto assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of crypto asset payments by mainstream retail merchants and commercial businesses will continue to grow.

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

Nasdaq Notices

On March 12, 2025, the Company received written notice (the “MVLS Nasdaq Notice”) from Nasdaq indicating that for the preceding 31 consecutive business days, the market value of the Company’s listed securities (“MVLS”) did not maintain a minimum market value of $35,000,000 (the “Minimum MVLS Requirement”) as required by Nasdaq Listing Rule 5550(b)(2). Nasdaq also noted that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain a minimum stockholders’ equity of $2.5 million, and Nasdaq Listing Rule 5550(b)(3), which requires listed companies to maintain a minimum of $500,000 of net income from continuing operations. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a compliance period of 180 calendar days, or until September 8, 2025, to regain compliance with the Minimum MVLS Requirement. Compliance could have been achieved if the Company’s MVLS closed at $35,000,000 or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq would notify the Company of its compliance and the matter would be closed.

If the Company does not regain compliance with the Minimum MVLS Requirement by September 8, 2025, Nasdaq would have provided written notification to the Company that its Common Stock was subject to delisting. At that time, the Company could have appealed the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

In addition, on April 10, 2025, the Company received a separate notice (the “Bid Price Notice”) from Nasdaq indicating that the Company, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until October 7, 2025, to regain compliance with the Bid Price Rule. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the Bid Price Rule by October 7, 2025, the Company may be eligible for an additional 180-calendar day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will provide notice that its securities will be subject to delisting.

The notices from Nasdaq described above have no immediate effect on the Company’s continued listing on the Nasdaq Capital Market or the trading of the Company’s Common Stock, subject to the Company’s compliance with the other continued listing requirements. The Company is presently evaluating potential actions to regain compliance with all applicable requirements for continued listing on the Nasdaq Capital Market. There can be no assurance that the Company will be successful in maintaining the listing of its Common Stock on the Nasdaq Capital Market.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding annual financial reporting. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The accompanying consolidated financial statements include the accounts of OneMedNet Corporation, formerly Data Knights, and its wholly-owned subsidiary, OneMedNet Technologies Canada Ltd. All intercompany transactions and balances have been eliminated in consolidation.

Immaterial Revision to Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023, the Company determined that it had inadvertently excluded 1,240,644 shares from its calculation of basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. These shares represent a forward contract on the Company’s common shares for no consideration and should be considered outstanding shares for purposes of calculating net loss per share. As a result, the Company has revised its calculation of basic and diluted net loss per common share outstanding for the year ended December 31, 2023. Basic and diluted net loss per share attributable to common stockholders for the year ended December 31, 2023 as previously presented was $(4.77) and as revised is $(4.65).

The Company assessed the materiality of the change in the calculation of net loss per share resulting from its inadvertent exclusion of these shares, considering both quantitative and qualitative factors, and concluded that the effects of the change to the calculation and presentation of net loss per share was not material, individually or in the aggregate, to any previously reported quarterly or annual period. However, the Company has revised its previously issued consolidated financial statements to reflect the change in presentation of net loss per share inclusive of these shares. All related amounts have been updated to reflect the effects of the revision through the financial statements and related footnotes, as applicable.

Net loss per share for the interim periods within the annual periods ended December 31, 2024 and 2023, as revised in accordance with the changes disclosed above, is presented below. The Company will revise the presentation of net loss per share in the subsequent quarterly filings on Form 10-Q in 2025.

	Three Months Ended March 31, 2024
	As Reported	As Revised
Numerator:
Net loss	$(2,109)	$(2,109)
Denominator:
Weighted average shares outstanding, basic and diluted	23,681,846	24,922,490
Net loss per share, basic and diluted	$(0.09)	$(0.08)

	Six Months Ended June 30, 2024
	As Reported	As Revised
Numerator:
Net loss	$(5,698)	$(5,698)
Denominator:
Weighted average shares outstanding, basic and diluted	23,717,110	24,957,754
Net loss per share, basic and diluted	$(0.24)	$(0.23)

	Three Months Ended June 30, 2024
	As Reported	As Revised
Numerator:
Net loss	$(3,589)	$(3,589)
Denominator:
Weighted average shares outstanding, basic and diluted	23,940,120	25,180,764
Net loss per share, basic and diluted	$(0.15)	$(0.14)

	Nine Months Ended September 30, 2024
	As Reported	As Revised
Numerator:
Net loss	$(7,755)	$(7,755)
Denominator:
Weighted average shares outstanding, basic and diluted	25,051,293	26,340,952
Net loss per share, basic and diluted	$(0.31)	$(0.29)

	Three Months Ended September 30, 2024
	As Reported	As Revised
Numerator:
Net loss	$(2,058)	$(2,058)
Denominator:
Weighted average shares outstanding, basic and diluted	27,878,399	29,265,023
Net loss per share, basic and diluted	$(0.07)	$(0.07)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the amounts disclosed in these notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, the valuation of the liability classified warrants, SEPA derivative liability, convertible debt measured at fair value, revenue recognition, provision for income taxes, and stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

Operating Segments

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, as of January 1, 2024. See the recently adopted accounting pronouncements section below for more information.

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company is a healthcare software company with solutions focused on digital medical image management, exchange, and sharing. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to digital medical image management, exchange, and sharing. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The CODM evaluates performance and allocates resources based on operating loss that also is reported on the statements of operations as operating loss, and cash used in operations. Significant expenses reviewed by the CODM include those that are presented in the consolidated statements of operations. The measure of segment assets is reported on the balance sheets as total assets. Substantially all long-lived assets are located in the United States.

The table below provides the Company’s total revenue by geographic region based on the location of the customer (in thousands):

	For the year ended December 31,
	2024	2023
Americas	$401	$822
Europe and Middle East	242	199
Total	$643	$1,021

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid, short-term investments with a maturity of three months or less when purchased. Cash equivalents consist of money market funds and are carried at cost, which approximates fair value. The balances, at times, may exceed FDIC insured limits. The Company believes that, as of December 31, 2024 and 2023, its risk relating to deposits exceeding federally insured limits was not significant. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Investment in Crypto Assets

The Company adopted ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), as of January 1, 2024. ASU 2023-08 provides an update to existing crypto asset guidance and requires an entity to measure certain crypto assets at fair value. In addition, this guidance requires disclosures related to crypto assets once it is adopted. See the recently adopted accounting pronouncements section below for more information.

The Company reflects crypto assets held at fair value on the consolidated balance sheets and consolidated statements of cash flows, the activity from remeasurement of crypto assets at fair value on the consolidated statements of operations, and the required expanded disclosures in Note 4, Investment in Crypto Assets – Bitcoin.

Crypto assets are generally valued using prices as reported on reputable and liquid exchanges based on the quoted end-of-day price provided by such exchanges as of the date and time of determination. The time used is 23:59 UTC.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable is unsecured, recorded at net realizable value, and do not bear interest. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2024 and 2023, unbilled receivables totaled $0.2 million and $0, respectively. Accounts receivable are considered past due if not paid within the terms established between the Company and the customer. Amounts are only written off after all attempts at collections have been exhausted. The Company determines the need for an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable, net includes $0.2 million and $0 as of December 31, 2024 and 2023, respectively, representing accounts not billed to customers. As of December 31, 2024 and 2023, the Company established allowances for credit losses of $0.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment from 0 to 90 days from the invoice date. For the year ended December 31, 2024, there were 2 customers that accounted for 10% or more of total revenue, and there was 1 customer that accounted for 10% or more of total revenue for the year ended December 31, 2023. The following table represents these customers’ aggregate percent of total revenue:

	For the year ended December 31,
	2024	2023
Customer 1	35%	51%
Customer 2	17%	0%
Aggregate percent of revenue	52%	51%

As of December 31, 2024, two customers accounted for more than 10% of the Company’s accounts receivable balance, and three customers accounted for over 10% of the Company’s accounts receivable balance as of December 31, 2023. The following table represents these customers’ aggregate percent of total accounts receivable:

	As of December 31,
	2024	2023
Customer 1	37%	0%
Customer 2	17%	33%
Customer 3	7%	36%
Customer 4	6%	27%
Aggregate percent of accounts receivable	67%	96%

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The straight-line method is used for computing depreciation and amortization. Assets are depreciated and amortized over their estimated useful lives ranging from three to five years. Cost of maintenance and repairs are charged to expense when incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future undiscounted net cash flows from the use of the asset are less than the carrying amount of that asset. There were no such losses during the years ended December 31, 2024 or December 31, 2023.

Fair Value Option of Accounting

When financial instruments contain various embedded derivatives which may require bifurcation and separate accounting of those derivatives apart from the entire host instrument, if eligible, Accounting Standards Codification (“ASC”) 825, Financial Instruments, allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The FVO allows the issuer to account for the entire financial instrument at fair value with subsequent remeasurements of that fair value recorded through the statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the convertible, or contingently convertible, instrument is classified in stockholders’ equity and the instrument does not contain a beneficial conversion feature at issuance. In addition, because a contingent beneficial conversion feature, if any, is not separately recognized within stockholders’ equity at the issuance date, a convertible debt instrument with a contingent beneficial conversion feature is therefore eligible for the FVO if all other criteria are met.

Based on the eligibility assessment discussed above, the Company concluded that its convertible notes payable is eligible for the FVO and accordingly elected the FVO for those debt instruments. This election was made because of operational efficiencies in valuing and reporting for these debt instruments in their entirety at each reporting date.

Convertible promissory notes, PIPE Notes and the Yorkville Note all contain embedded derivatives, which require bifurcation and separate accounting under GAAP, for which the Company elected the FVO. In addition, certain term PIPE Notes were issued with separately exercisable and freestanding warrants to purchase common stock, were issued with substantial discounts at issuance and contained certain embedded derivatives to be bifurcated and accounted for separately for those term notes, unless the FVO is eligible and elected. Accordingly, the Company qualified for and elected the FVO for the entire PIPE Notes instruments. The convertible debt and accrued interest at their stated interest rates were initially recorded at fair value as liabilities on the consolidated balance sheets and were subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements. The changes in the fair value of the convertible promissory notes, PIPE Notes and Yorkville Note are recorded in changes in fair value of convertible debt, change in fair value of PIPE Notes and change in fair value of Yorkville Note, respectively, included as a component of other (income) expenses, net, in the consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the respective single line of change in fair value of convertible debt, change in fair value of PIPE Notes and change in fair value of Yorkville Note on the consolidated statements of operations. See additional information on valuation methodologies and significant assumptions used in Note 7 and Note 13.

Derivative Financial Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Instruments that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Instruments that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities included as a component of other (income) expenses, net in the consolidated statements of operations.

The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs, as shown in Note 13 to the consolidated financial statements.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, convertible notes payable, liability classified financial instruments and certain privately issued warrants. The carrying amounts of cash and cash equivalents and accounts payable financial instruments approximate their fair value due to their short-term nature. The carrying amount of accounts receivable is net of an allowance that reflects management’s best estimate of expected credit losses. See Note 13 for fair value measurements.

Classification of Series A-1 and Series A-2 Preferred Stock

The Company originally classified its Series A-1 and Series A-2 preferred stock (collectively “Preferred Stock”) outside of permanent equity because the Preferred Stock contained certain redemption features that result in those shares being redeemable upon the occurrence of certain events that are not solely within the Company’s control, including liquidation, sale or transfer of control. Accordingly, the Preferred Stock was recorded outside of permanent equity and was subject to the classification guidance provided under ASC 480-10-S99. Because dividends were not contractually required to be accrued on the Preferred Stock as there was no stated or required dividend rate per annum, the Company was not required to accrete dividends into the carrying amount of the Preferred Stock in anticipation of a future contingent event or redemption value. Accordingly, the Company did not adjust the carrying values of the Preferred Stock to the respective liquidation preferences of such shares because of the uncertainty of whether or when such events would occur. All shares of Preferred Stock were converted into Common Stock pursuant to their provisions in connection with the Business Combination, which closed on November 7, 2023 (see Note 3). As such, there were no shares of Series A-1 or Series A-2 preferred stock issued or outstanding as of December 31, 2024 and 2023.

Treasury Stock

The Company records the repurchase of its common stock, par value $0.0001 per share at cost on the trade date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders’ equity (deficit). Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

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

Subscription Revenue

Subscription revenues are generated from the Company’s data exchange (BEAM) product, which is a medical imaging exchange platform between hospital/healthcare systems, imaging centers, physicians and patients. Subscription revenue is recognized over time as the customer consumes the benefits of the services as the Company stands ready to provide access to the programs throughout the subscription period. Subscription customers are invoiced either quarterly or annually in advance with the customer contracts automatically renewing unless the customer issues a cancellation notice.

Web Imaging Revenue

Web imaging revenues are generated from the Company’s data broker (iRWD) product, which provides regulatory grade imaging and clinical data in the pharmaceutical, device manufacturing, clinical research organizations, and artificial intelligence markets. Web imaging customers are invoiced in installments as the related data is delivered. Revenue from the sale of web imaging products is recognized at a point in time using an output measure of progress, which is based on the number of data units delivered relative to the total data units committed by the customer.

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

Research and Development

The Company accounts for its research and development (“R&D”) costs in accordance with ASC 730, Research and Development (“ASC 730”). ASC 730 requires that R&D costs are generally recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable. For the years ended December 31, 2024 and December 31, 2023, research and development expenditures were charged to operating expense as incurred.

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company has issued stock options and restricted stock units (“RSUs”). In accordance with ASC 718, the Company recognizes compensation expense for all stock-based awards based on the estimated grant-date fair value.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The determination of fair value for stock options on the date of grant using an option-pricing model requires management to make certain assumptions including expected volatility, expected term, risk-free interest rate and expected dividends in addition to the Company’s common stock valuation.

For RSUs, the fair value of an RSU is equal to the market price of the Company’s common stock (“Common Stock”) on the grant date. The Company recognizes forfeitures as they occur. Stock-based compensation expense for stock-based awards is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting period. Stock-based awards generally vest over three-year service periods and stock options expire after ten years.

The Company records stock-based compensation expense to cost of revenue, general and administrative expense, sales and marketing expense or research and development expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise and RSU vesting are newly issued shares.

Prior to the Business Combination, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company considered the fair value of the Company as of the grant date. The fair value of the Company was determined based upon a variety of factors, including the Company’s financial position, historical performance and operating results, the Company’s stage of development, the progress of the Company’s research and development programs, the prices at which the Company sold its convertible preferred stock, the superior rights, preferences and privileges of the Company’s convertible preferred stock relative to its common stock, external market conditions affecting the biotechnology industry, the lack of marketability of the Company’s common stock and the prospects of a liquidity event and the analysis of initial public offering and market performance of similar companies as well as recently completed mergers and acquisition of peer companies. Significant changes to the key assumptions underlying the factors used could result in different fair values of the Company at each valuation date.

Net Loss per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Certain warrants participate in distributions of the Company. The pre-funded warrants associated with the July and September 2024 private placements (see Note 10) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. In addition, the shares issuable pursuant to the forward contracts are considered outstanding shares in the basic earnings per share calculation because there is no consideration (see Note 7 and Note 10). The net loss attributable to common stockholders is not allocated to the warrant holders as the warrant holders do not have a contractual obligation to share in losses. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, including outstanding stock options and RSUs under the Company’s equity incentive plan, warrants to purchase Common Stock, convertible debt, deferred underwriter fees and loan extensions have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding to the Company’s net loss position.

As a result of the Company reporting net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the years ended December 31, 2024 and 2023 because including them would have been antidilutive (in thousands):

	For the year ended December 31,
	2024	2023
Employee stock options	147,000	-
Restricted stock units	1,625,404	-
Warrants for common stock	12,364,114	12,181,019
Convertible debt	8,549,417	1,450,547
Deferred underwriter fees	3,174,999	3,174,999
Loan extensions	3,274,182	3,274,182
Total common stock equivalents	29,135,116	20,080,747

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2024, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on an annual basis, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items. ASU 2023-07 also requires public entities with a single reportable segment to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in FASB ASC Topic 280, Segment Reporting. The standard is effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. The Company adopted this as of December 31, 2024 and the adoption had no material impact on the Company’s consolidated financial statements or footnotes.

Effective January 1, 2024, the Company adopted ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which provides an update to existing crypto asset guidance and requires an entity to measure certain crypto assets at fair value. In addition, this guidance requires disclosures related to crypto assets once it is adopted. The adoption of ASU 2023-08 resulted in no cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2024.

Recently Issued Accounting Pronouncements

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

As a result of the above, the share figures in the consolidated statements of temporary equity and stockholders’ deficit for the year ended December 31, 2022 have been adjusted for the application of the recapitalization ratio of 0.88637847 per share.

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

Private Investment in Public Equity (“PIPE”) Financing

On June 28, 2023, the Company and Data Knights entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively referred to as the “Purchasers”) for PIPE financing in the aggregate original principal amount of $1.5 million. Pursuant to the Securities Purchase Agreement, Data Knights issued and sold to each of the Purchasers, a new series of senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of Common Stock at the Purchasers election at a conversion price equal to the lower of (i) $10.00 per share, or (ii) 92.5% of the lowest volume weighted average trading price for the ten (10) Trading Days immediately preceding the Conversion Date. The Purchasers’ $1.5 million investment in PIPE Notes closed and funded contemporaneous to the Closing of the Business Combination.

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

As of December 31, 2024, the Company was obligated to pay EF Hutton the true-up of either $2.8 million or 3,175,000 shares of Common Stock valued at $0.88 per share, plus the remaining $0.4 million promissory note. Upon the occurrence of an event of default, the promissory note bears interest at a rate of 12.5% until such event of default is cured. The promissory note remained unpaid upon maturity on March 1, 2024, and the Company recorded interest expense of $0.1 million during the year ended December 31, 2024, because of the event of default. As of December 31, 2024 and 2023, deferred underwriter fees payable totaled $3.3 million and $3.5, respectively.

Loan Extensions

In connection with the Business Combination, the Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be either repaid in cash or, at the option of the lender, exchanged for a fixed amount of Common Stock at a price of $10.00 per share upon the closing of a business combination or a similar event. At the closing of the Business Combination, all lenders provided notice to have their loans converted into shares upon the filing of a registration statement on Form S-1 with the SEC. As of December 31, 2024 and December 31, 2023, a registration statement has not yet been declared effective by the SEC, and a balance of $3.0 million remains outstanding on the Company’s consolidated balance sheets.

4. Investment in Crypto Assets – Bitcoin

The Company’s crypto assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted end-of-day price on the measurement date for a single Bitcoin on an active trading platform, River.com. Management has determined that River.com, an active exchange market, represents a principal market for Bitcoin and the end-of-day quoted price is both readily available and representative of fair value (Level 1 inputs). The following table sets forth the units held, cost basis, and fair value of its investments in crypto assets, as shown on the consolidated balance sheets as of December 31, 2024 (in thousands):

	Units	Cost Basis	Fair Value
Investments in crypto assets:
Bitcoin	31	$2,051	$2,849
Total	31	$2,051	$2,849

The following table presents a reconciliation of the fair values of the Company’s investments in crypto assets for the year ended December 31, 2024 (in thousands):

Bitcoin
Balance, December 31, 2023	$-
Additions	2,900
Dispositions	(849)
Unrealized gain, net	798
Balance, December 31, 2024	$2,849

Additions are the result of the Company acquiring Bitcoin with liquid assets from private placements, while dispositions are the result of sales of Bitcoin. During the year ended December 31, 2024, the Company had Bitcoin dispositions of $0.8 million, inclusive of realized gains of $0.1 million. The Company uses a first-in, first-out methodology to assign costs to Bitcoin for purposes of the Bitcoin held and realized gains and losses disclosure above. Bitcoin is included in current assets in the consolidated balance sheets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

5. Property and Equipment

Property and equipment are summarized as of December 31 (in thousands):

	As of December 31,
	2024	2023
Computers	$297	$303
Furniture and equipment	27	4
Total property and equipment	324	307
Less: accumulated depreciation	(216)	(208)
Property and equipment, net	$108	$99

Depreciation expense was $0.04 million and $0.03 million for the years ended December 31, 2024 and 2023, respectively, which is recorded within general and administrative expenses in the consolidated statements of operations.

6. Income Taxes

The Company has operations in the United States and Canada. The components of income (loss) before the provision for income taxes are as follows (in thousands):

	For the year ended December 31,
	2024	2023
United States	$(10,046)	$(33,827)
Foreign	(81)	65
Total loss before income taxes	$(10,127)	$(33,762)

The components of the income tax provision for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,
	2024	2023
Current federal	$-	$-
Current state	2	-
Current foreign	-	18
Total current tax provision (benefit)	$2	$18
Deferred federal	-	-
Deferred state	-	-
Deferred foreign	-	-
Total deferred tax provision (benefit)	$-	$-
Total income tax provision	$2	$18

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	As of December 31,
	2024	2023
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.2%	0.2%
Stock-based compensation expense	(1.0)%	(0.9)%
Permanent differences - other	(1.2)%	(0.2)%
Change in fair value of convertible notes	0.0%	(11.0)%
Change in fair value of warrants	0.0%	(5.7)%
Change in fair value of Yorkville Note	(1.5)%	0.0%
SEPA commitment fee	(1.0)%	0.0%
Change in valuation allowance	(17.9)%	(3.4)%
Other, net	0.4%	(0.1)%
Effective income tax rate	0.0%	-0.1%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$9,092	$7,393
Capitalized research costs	584	337
Fixed assets	21	25
Other	37	4
Total gross deferred tax assets	9,734	7,759
Less: valuation allowance	(9,551)	(7,753)
Net deferred tax assets	$183	$6
Deferred tax liabilities
Other	$(183)	$(6)
Total deferred tax liabilities	$(183)	$(6)
Net deferred taxes	$-	$-

The Company has generated both federal and state net operating losses (NOL) of approximately $38.8 million and $18.1 million, respectively. The federal NOLs include $12.2 million which expire at various dates beginning in 2030 and $26.6 million which carry forward indefinitely. The state NOLs expire at various dates beginning in 2030.

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

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets, which are comprised primarily of net operating loss carryforwards and research costs capitalized for tax purposes. Management has considered the Company’s history of cumulative operating losses and estimated future tax losses and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2024 and 2023. The valuation allowance increased by $1.8 million in 2024 due to the increase in deferred tax assets, primarily due to net operating loss carryforwards and capitalized research costs.

As of December 31, 2024 and 2023, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company files federal, various state, and Canada tax returns. In the U.S., all tax years since inception remain open to examination by major tax jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the respective tax authorities if they have or will be used in a future period. In Canada, the Company is generally no longer subject to income tax examinations for the years before 2021. The Company is currently not under examination by any tax authority.

7. Convertible Debt

PIPE Notes

In June 2023, the Company entered into the PIPE SPA in which the Company was required to sell senior secured convertible notes and warrants to directors of the Company. The PIPE SPA stipulates a collateral security agreement between the Company and the directors for punctual payment and performance by the Company on its obligations to the Directors. The intellectual property of the Company serves as the collateral for the PIPE Notes. The PIPE Notes and related warrants were issued through a PIPE financing transaction, which is a form of debt and equity offering under an exemption in the securities laws for qualifying private placements by issuers of publicly traded securities. On November 7, 2023, the Company received a total of $1.5 million from the directors in exchange for PIPE Notes in the aggregate principal amount of $1.6 million (plus accrued interest of $0.1 million) and 95,745 warrants to acquire Common Stock. The PIPE Notes are convertible into shares of Common Stock at the PIPE Investor’s election at a conversion price equal to the lower of (i) $10.00 per share, and (ii) 92.5% of the lowest VWAP for the ten (10) trading days immediately preceding the conversion date, subject to the floor price of $1.14 (representing 20% of the closing price of the Common Stock on the last trading day before the closing of the Business Combination), or the alternative conversion ratio of the greater of the floor price and the lesser of 80% of the VWAP of the common stock as of the trading day and 80% of the price computed as the quotient of the sum of the VWAP of the Common Stock for each of the three trading days with the lowest VWAP of the Common Stock during the fifteen consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by three. All such determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock. The PIPE Notes mature on the first anniversary of the issuance date, or November 7, 2024. As of December 31, 2024, the PIPE Notes have not been repaid or converted and remain outstanding.

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

As of December 31, 2024 and 2023 the fair value of the PIPE Notes was $1.7 million and $1.6 million, respectively, which were included in current liabilities on the consolidated balance sheets.

Shareholder Loans

For the year ended December 31, 2024, the Company received gross proceeds of $1.6 million in connection with shareholder loans with a related party investor which are convertible into 2,123,312 shares of Common Stock at a conversion price of $0.7535 per share. These loans do not bear interest and mature one year from issuance. The balance of $1.6 million is included in loan – related party on the consolidated balance sheets as of December 31, 2024.

Helena Notes

On March 28, 2024, the Company entered into a definitive securities purchase agreement (the “Helena SPA”) with Helena Global Investment Opportunities 1 Ltd. (“Helena”), an affiliate of Helena Partners Inc., a Cayman Islands-based advisor and investor providing for up to $4.5 million in funding through a private placement for the issuance of senior secured convertible notes and warrants across multiple tranches. The Helena SPA was subsequently terminated in June 2024 prior to the closing of any tranches (the “Helena Termination Agreement”). As such, except as described below, the Helena SPA had no impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2024.

Pursuant to the Helena Termination Agreement, the Company agreed to issue to Helena a warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.20 per share (the “Helena Termination Warrants”) and agreed to reimburse Helena for certain reasonable and documented out-of-pocket legal fees and expenses incurred in connection with entry into the Helena SPA and Helena Termination Agreement and related documents. The Helena Termination Warrants were issued in December 2024 and the Company recorded stock warrant expense of $0.04 million in its consolidated statements of operations. See additional information on the accounting for the warrants in Note 12. The Company also incurred legal fees and expenses of $0.04 million in connection with the Helena Termination Agreement.

Yorkville Note

On June 17, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) (see Note 7). Upon entry into the SEPA, the Company issued Yorkville a $1.5 million convertible promissory note for $1.35 million in cash (after a 10% original issue discount) (the “Yorkville Note”). The Yorkville Note does not bear interest and matures on June 17, 2025. The Yorkville Note is convertible by Yorkville into shares of Common Stock at an aggregate purchase price based on a price per share equal to the lower of (a) $1.3408 per share (subject to downward reset upon the filing of the resale registration statement described below) or (b) 90% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq during the seven trading days immediately prior to each conversion (the “Variable Price”), but which Variable Price may not be lower than the Floor Price then in effect. The “Floor Price” is $0.28 per share, subject to the Company’s option to reduce the Floor Price to any amounts set forth in a written notice to Yorkville. Upon the occurrence and during the continuation of an event of default (as defined in the Yorkville Note), the Yorkville Note will become immediately due and payable. The issuance of the Common Stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding Common Stock as of June 18, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company’s Common Stock. The Company’s failure to file its Form 10-Q for the fiscal quarter ended June 30, 2024 by August 14, 2024 was an event of default under the Yorkville Note. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issuable under the SEPA by August 30, 2024 (see Note 10). Upon any event of default, the interest rate increases to 18% and the full unpaid principal amount may become immediately due and payable at Yorkville’s election. As of December 31, 2024, the Company has not accrued any payments related to these events of default.

The Company elected the FVO of accounting for the Yorkville Note. The estimated fair value adjustment is presented as a single line item within other expense (income), net in the accompanying consolidated statements of operations under the caption change in fair value of Yorkville Note.

On December 20, 2024, Yorkville provided the Company with a form of conversion notice specifying their request to convert $0.2 million of outstanding principal into 245,007 shares of the Company’s Common Stock, which was based on the Variable Price of $0.8163. As of December 31, 2024, the Company had not yet issued the 245,007 shares of Common Stock. The fair value of $0.3 million was recorded as an equity forward sale contract and was included in additional paid-in-capital in stockholders’ deficit in the consolidated balance sheets as it met the criteria for equity accounting under ASC 815. The shares were issued to Yorkville on January 22, 2025.

As of December 31, 2024, the fair value of the Yorkville Note was $1.7 million, which is included in current liabilities on the consolidated balance sheets.

Convertible Promissory Notes

The following provides disclosure on certain convertible promissory notes that existed prior to the Business Combination (the “Convertible Promissory Notes”). As a result of the Business Combination, all outstanding principal and accrued interest was converted into shares of the Company’s Common Stock, and no obligation related to the Convertible Promissory Notes remained immediately after the Business Combination. Accordingly, there were no Convertible Promissory Notes outstanding as of December 31, 2024 and 2023.

Prior to the Business Combination, the Convertible Promissory Notes bore interest at a rate of either 4% or 6% annually from the date of issuance until the outstanding principal was paid or converted. In connection with the issuance of Convertible Promissory Notes in 2022 and 2023, the Company also issued warrants at an exercise price of $1.00 per share (the “Convertible Note Warrants”). See additional information on the accounting for the warrants in Note 12.

The Company elected the FVO of accounting for its Convertible Promissory Notes. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. For the year ended December 31, 2023, the estimated fair value adjustment is presented as a single line item within other (income) expenses, net in the accompanying consolidated statements of operations under the caption change in fair value of convertible debt. There was no change in fair value of convertible debt during the year ended December 31, 2024, as the Convertible Promissory Notes no longer existed after the Business Combination.

8. Line of Credit

In March 2024, the Company obtained a line of credit of $1.0 million with BOC Bank to support short-term working capital needs. The line of credit bore an interest rate of 5.0% and was to mature in 120 days. In July 2024, the maturity date was extended an additional 120 days to November 2, 2024. The line of credit was terminated at maturity in November 2024 and there was no balance outstanding as of December 31, 2024. The Company incurred $0.02 million in loan fees, which were amortized over the access period and included in general and administrative expenses in the consolidated statements of operations.

9. Canadian Emergency Business Loan Act (“CEBA”)

During December 2020, the Company applied for and received a $0.06 CAD ($0.04 USD) equivalent CEBA loan. The loan was provided by the Government of Canada to provide capital to organizations to see them through the challenges related to the COVID-19 pandemic and better position them to return to providing services and creating employment. The loan is unsecured. The loan was interest free through December 31, 2023. If the loan was paid back by January 18, 2024, $0.01 million of the loan would have been forgiven. If the loan was not paid back by January 18, 2024, the full $0.04 million loan would have been converted to loan repayable over three years with a 5% interest rate. The loan was paid back prior to January 18, 2024, and the Company recognized a gain on extinguishment of $15 thousand, which is presented in other expense (income), net in the consolidated statements of operations for the year ended December 31, 2024. As of December 31, 2023, the loan was classified under other long-term liabilities on the consolidated balance sheets given the three-year maturity term if not repaid by January 18, 2024.

The Company accounted for the loan as debt in accordance with FASB ASC 470, Debt, and accrued interest in accordance with the interest method under FASB ASC 835-30.

10. Stockholders’ Deficit

Common Stock

During the year ended December 31, 2023, all shares of Series A-2 preferred stock and Series A-1 preferred stock were converted into Common Stock using an exchange ratio of 1:1. Subsequent to the Business Combination, the Company is authorized to issue 100,000,000 shares of Common Stock.

Each share of Common Stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2024, no dividends had been declared.

In February 2024, the Company entered into a stock repurchase agreement with a former holder of Convertible Promissory Notes pursuant to which the Company repurchased 187,745 shares of Common Stock in exchange for cash of $0.5 million that is payable in installments. The Company made payments of $0.1 million in July and October 2024 and the remaining $0.3 million is expected to be repaid in early 2025. The $0.5 million represents the principal and accrued interest outstanding on the holder’s Convertible Promissory Note immediately prior to the Business Combination. The $0.3 million outstanding at December 31, 2024 is classified in accounts payable and accrued expenses on the consolidated balance sheets. The 187,745 repurchased shares were reclassified to treasury stock as of December 31, 2024.

As of December 31, 2024, the Company had an outstanding forward contract to issue 1,240,644 shares of its Common Stock to ARC Group Limited for success fees earned from Data Knights in connection with the Business Combination. The forward contract was included in additional paid-in-capital in stockholders’ deficit in the consolidated balance sheets as it met the criteria for equity accounting under ASC 815.

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

As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville a $25 thousand cash structuring fee. In addition, the Company must pay a commitment fee in shares equal to $0.5 million. In September 2024, the Company paid an equivalent of the commitment fee by issuing 526,312 shares of Common Stock to Yorkville.

In connection with the entry into the SEPA, on June 17, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than August 30, 2024, a registration statement for the resale by Yorkville of the shares of Common Stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing and to maintain the effectiveness of such registration statement during the 24-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Yorkville Note into Common Stock) until such resale registration statement is declared effective by the SEC. The Company has not yet filed a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issued under the SEPA, which is deemed an event of default under the SEPA. As a result, the full unpaid principal and accrued interest amount of the Yorkville Note, plus a payment premium of 10%, may become immediately due and payable at Yorkville’s election. As of December 31, 2024, the Company has not accrued any payments related to these events of default.

The SEPA was accounted for as a liability under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.2 million at the inception of the agreement and $0.4 million as of December 31, 2024. The $0.4 million outstanding at December 31, 2024 is classified in other long-term liabilities on the consolidated balance sheets. The estimated issuance date fair value and remeasurement adjustment is presented as a single line item within other expense (income), net in the accompanying consolidated statements of operations under the caption change in fair value of derivative liability. The embedded forward option was deemed to have no value as there were no notices for the sale of the Company’s Common Stock as of December 31, 2024.

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

As of December 31, 2024, the Company had not yet issued the 1,918,591 shares of Common Stock in order to keep the investor’s ownership percentage below a defined threshold. The net proceeds of $1.7 million was recorded akin to an equity forward sale contract and was included in additional paid-in-capital in stockholders’ deficit in the consolidated balance sheets as it met the criteria for equity accounting under ASC 815.

Preferred Stock

Subsequent to the Business Combination, the Company is authorized to issue 1,000,000 shares of preferred stock (“the Preferred Stock”). As of December 31, 2024 and 2023, no shares of Preferred Stock were issued or outstanding.

11. Stock Based Compensation

Equity Incentive Plan – Summary

2020 Equity Incentive Plan

In 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”) to provide long-term incentive for its employees and non-employee service providers. On November 7, 2023, as part of the Business Combination, the 2020 Plan was cancelled and all vested shares were exercised and converted at the appropriate conversion ratio to Common Stock of the Company.

2022 Equity Incentive Plan

In 2023, the Company’s Board of Directors adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an amount of shares of Common Stock equal to 10% of the number of shares of Common Stock of OneMedNet immediately following the Business Combination. The 2022 Plan was approved by the Legacy ONMD Board of Directors on October 17, 2023. The 2022 Plan became effective immediately upon the closing of the Business Combination and replaced the 2020 Plan. As of December 31, 2024, the Company had 384,819 shares available for issuance under the 2022 Plan.

Equity Incentive Plan – Stock Options

The Company has historically granted stock options to employees, directors, and consultants with vesting conditions based on continued service over time. Accordingly, stock compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each option.

The following table summarizes activity for time-based stock options under the 2022 Equity Incentive Plan and 2020 Equity Incentive Plan for the years ended December 31, 2024 and 2023:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2022	913,856	$-	$3,199
Exercised	(613,510)	1.00
Cancelled	(300,346)	1.00
Outstanding as of December 31, 2023	-	$1.00	$-
Granted	147,000	1.00
Outstanding as of December 31, 2024	147,000	$1.00	$-
Vested and exercisable as of December 31, 2024	147,000	$1.00	$-

For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $0.03 million and $0.4 million, respectively, on its outstanding stock options. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model, pursuant to which the weighted-average grant date fair value was $0.23 during the year ended December 31, 2024. There were no stock options granted during the year ended December 31, 2023. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2024 and 2023 was $0 and $4.1 million, respectively. The following table summarizes the assumptions used in calculating the fair value of the stock options granted:

	For the year ended December 31,
	2024	2023
Risk-free interest rate	4.47%	-
Expected dividend yield	-	-
Expected term in years	2.50	-
Expected volatility	64.5%	-

On November 7, 2023, as part of the Business Combination, all vested shares under the 2020 Plan were exercised and converted at the appropriate conversion ratio to Common Stock of the Company. The Company issued 543,057 shares of Common Stock which represents 613,510 vested options less an exercise price of $1.00.

The expected term is applied to the time-based stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among the Company’s employees, directors, and consultants. The risk-free interest rate is based on a U.S. treasury instrument, whose term is consistent with the expected term of the stock options. The Company’s stock price volatility assumption is based on historical volatility of a group of peer companies with similar characteristics to the Company and who have similar risk profiles and positions within the industry. The Company accounts for forfeitures as they occur.

As of December 31, 2024, there was no unrecognized stock compensation related to unvested stock options.

Equity Incentive Plan – Restricted Stock Awards (“RSAs”)

Prior to the Business Combination, the Company granted RSAs to employees, directors and service providers under the 2020 Equity Incentive Plan. The majority of RSAs granted to date have vesting conditions based on continuous service over time. Accordingly, stock compensation expense for the majority of such awards is recognized using a straight-line attribution model over the vesting term of each RSA. The fair value of each RSA is based on the estimated fair value of Legacy ONMD’s common stock on the date of the grant.

The following table summarizes activity for RSAs under the 2020 Equity Incentive Plan for the year ended December 31, 2023:

		Weighted
	Number of	Average Grant
	Awards	Date Fair Value
Nonvested as of December 31, 2022	177,275	$1.48
Granted	88,639	7.21
Vested	(265,914)	5.60
Nonvested as of December 31, 2023	-	$-

The total fair value of the Company’s previous RSAs vested during the year ended December 31, 2023 was $1.1 million. On November 7, 2023, as part of the Business Combination, all vested shares were exercised and converted at the appropriate conversion ratio to Common Stock of the Company.

Equity Incentive Plan – Restricted Stock Units (“RSUs”)

Starting in 2024, the Company began granting RSUs to employees and directors under the 2022 Equity Incentive Plan. Each of the RSUs represents the right to receive one share of the Company’s Common Stock upon vesting. The majority of RSUs granted to date have vesting conditions based on continuous service over time. Accordingly, stock compensation expense for the majority of such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company’s Common Stock on the date of grant.

The following table summarizes activity for RSUs under the 2022 Equity Incentive Plan for the year ended December 31, 2024:

		Weighted
	Number of	Average Grant
	Awards	Date Fair Value
Unvested at December 31, 2023	-	$-
Granted	2,143,737	0.48
Vested – issued	(200,000)	0.43
Vested – unissued	(558,279)	0.46
Cancelled	(318,333)	0.43
Unvested at December 31, 2024	1,067,125	$0.43

For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $0.6 million on its outstanding RSUs. The fair value of RSUs that vested during the year ended December 31, 2024 was $0.3 million. As of December 31, 2024, the total unrecognized compensation related to unvested RSUs granted was $0.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.24 years.

The Company recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the periods presented (in thousands):

	For the year ended December 31,
	2024	2023
Cost of revenue	$17	$-
General and administrative	585	1,041
Sales and marketing	6	-
Research and development	20	434
Total stock-based compensation expense	$628	$1,475

12. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of December 31,
	2024	2023
Liability Classified Warrants
Business Combination Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Private Placement Warrants	2,199,939	-
Helena Termination Warrants	50,000	-
Subtotal	13,749,939	11,500,000
Grand Total	14,430,958	12,181,019

Business Combination Warrants

In connection with the closing of the Business Combination on November 7, 2023, the Company assumed 585,275 private warrants to purchase Common Stock with an exercise price of $11.50 per share (the “Business Combination Warrants”). The Business Combination Warrants (and shares of Common Stock issued or issuable upon exercise of the Business Combination Warrants) in general were not transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by the Company so long as they are held by the Sponsor or their respective permitted transferees. Otherwise, the Business Combination Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Business Combination Warrants are held by holders other than the Sponsor, Metric or their respective permitted transferees, the Business Combination Warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

The Company accounts for the Business Combination Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Business Combination Warrants do not meet the criteria for equity treatment thereunder, each Business Combination Warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, required that the Company record a derivative liability upon the closing of the Business Combination. Accordingly, the Company classifies each Business Combination Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Business Combination Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Business Combination Warrants will be reclassified as of the date of the event that causes the reclassification.

As of December 31, 2024, all 585,275 Private Placement Warrants remained outstanding.

PIPE Warrants

In connection with the PIPE Notes described in Note 7, the Company also issued 95,745 warrants to purchase Common Stock (“PIPE Warrants”). The Company accounts for the PIPE Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, requires that the Company record a derivative liability upon issuance of the warrants. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

As of December 31, 2024, all 95,745 PIPE Warrants remain outstanding.

Public Warrants

In connection with the closing of the Business Combination on November 7, 2023, the Company assumed 11,500,000 public warrants (the “Public Warrants”) to purchase Common Stock with an exercise price of $11.50 per share. The Public Warrants became exercisable 30 days after the Closing of the Business Combination. Each Public Warrant is exercisable for one share of Common Stock.

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

As of December 31, 2024, all 11,500,000 Public Warrants remain outstanding.

Private Placement Warrants

As described in Note 10, the Company issued the July 2024 Pre-Funded Warrants, the September 2024 Pre-Funded Warrants and the September 2024 Warrants in connection with the July and September 2024 private placements (together, the “Private Placement Warrants”). The Private Placement Warrants are classified as equity in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”).

As of December 31, 2024, all 2,199,939 Private Placement Warrants remain outstanding.

Helena Termination Warrants

In connection with the Helena Termination Agreement described in Note 7, the Company issued 50,000 warrants purchase Common Stock at an exercise price of $1.20 per share. The Helena Termination Warrants became immediately upon issuance on December 4, 2024. Each Helena Termination Warrant is exercisable for one share of Common Stock.

The Helena Termination Warrants are classified as equity in accordance with ASC 815-40, with the fair value on the date of issuance recorded to stock warrant expense as a cost to terminate the Helena SPA.

As of December 31, 2024, all 50,000 Helena Termination Warrants remain outstanding.

Convertible Note Warrants

As described in Note 7, the Company issued Convertible Note Warrants in 2022 and 2023. The Convertible Note Warrants are classified as equity in accordance with ASC 815. The Company has elected to measure the Convertible Promissory Notes using the fair value option under ASC 825 discussed in Note 7. The Company determined that the fair value of the combined instrument significantly exceeds the proceeds received, therefore, the Company concluded that the warrants are most accurately portrayed as an issuance cost related to the convertible promissory notes. This resulted in an expense of $9.2 million being allocated to the Convertible Promissory Notes Warrants during the year ended December 31, 2023, which is classified as stock warrant expense in the consolidated statements of operations.

In connection with the closing of the Business Combination on November 7, 2023, all Convertible Note Warrants were cashless exercised into shares of Legacy ONMD common stock and exchanged based on the appropriate conversion ratio for the Common Stock less an exercise price of $1.00.

13. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Bitcoin	$2,849	$-	$-	$2,849
Total assets, at fair value	$2,849	$-	$-	$2,849
Liabilities:
Business Combination Warrants	$-	$-	$12	$12
PIPE Warrants	-	-	3	3
PIPE Notes	-	-	1,734	1,734
Yorkville Note	-	-	1,718	1,718
SEPA derivative liability	-	-	434	434
Total liabilities, at fair value	$-	$-	$3,901	$3,901

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	$-	$-	$9	$9
PIPE warrants	-	-	14	14
PIPE notes	-	-	1,637	1,637
Total liabilities, at fair value	$-	$-	$1,660	$1,660

Business Combination Warrants and PIPE Warrants

The following table presents the changes in the Business Combination Warrants and PIPE Warrants measured at fair value during the year ended December 31, 2024 (in thousands):

	Business Combination Warrants	PIPE Warrants
Balance, December 31, 2023	$9	$14
Changes in fair value	3	(11)
Balance, December 31, 2024	$12	$3

The Company remeasured the fair value of the Business Combination Warrants and PIPE Warrants at December 31, 2024 using the Black-Scholes option-pricing model with the following assumptions:

	As of December 31, 2024
	PIPE	Business Combination
	Warrants	Warrants
Stock price	$1.36	$1.36
Exercise price	$10.00	$11.50
Expected volatility	48.3%	48.3%
Weighted average risk-free rate	4.3%	4.3%
Expected dividend yield	-	-
Expected term (in years)	3.9	3.9

PIPE Notes, Yorkville Note and Convertible Promissory Notes

As of December 31, 2023, in connection with the Closing of the Business Combination described in Note 3, all Convertible Promissory Notes were converted to Common Stock in accordance with the conversion provisions in the original agreements.

The following table presents the changes in the PIPE Notes and Yorkville Note measured at fair value during the year ended December 31, 2024 (in thousands):

	PIPE Notes	Yorkville Note
Balance, December 31, 2023	$1,637	$-
Additions	-	1,350
Conversion to Common Stock	-	(343)
Changes in fair value	97	711
Balance, December 31, 2024	$1,734	$1,718

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

SEPA Derivative Liability

The following table presents the changes in the SEPA derivative liability measured at fair value during the year ended December 31, 2024 (in thousands):

Yorkville SEPA
Balance, December 31, 2023	$-
Additions	160
Changes in fair value	274
Balance, December 31, 2024	$434

The estimated fair value of the SEPA derivative liability was determined using a Monte Carlo simulation model in order to project the future path of the Company’s stock price over the commitment period with the following assumptions:

	As of
	December 31,	June 17,
	2024	2024
Expected draws (in thousands)	$5,000	$5,850
Starting stock price	$1.36	$1.23
Expected volatility	132.5%	111.9%
Risk-free rate	4.2%	4.7%

14. Related Party Transactions

PIPE Notes and Warrants

As disclosed in Note 3 and Note 7, Data Knights issued and sold PIPE Notes in connection with the Business Combination, which are convertible into shares of the Company’s Common Stock. Total proceeds raised from the PIPE Notes were $1.5 million, of which $1.0 million were with related party investors. Refer to Note 3 and Note 7 for additional details on the terms of the PIPE Notes.

In connection with the issuance of the PIPE Notes, the Company also issued a total of 95,744 shares of PIPE Warrants, of which 63,829 shares were issued to the same related party investors. Refer to Note 12 for additional details on the terms of the PIPE Warrants.

Convertible Promissory Notes and Warrants

From 2019 to 2023, the Company issued various Convertible Promissory Notes to related party investors. Total gross proceeds raised from Convertible Promissory Notes with related parties was $12.3 million (out of $14.2 million total). In connection with the issuance of the Convertible Promissory Notes, the Company also issued 2,976,000 shares of Convertible Note Warrants to the same related parties (out of 3,726,000 total). Refer to Note 7 and Note 12 for additional details on the terms of the Convertible Promissory Notes and Convertible Promissory Note Warrants, respectively.

The Closing of the Business Combination triggered the conversion of all Convertible Promissory Notes into shares of Common Stock of the Company, as disclosed in Note 3.

Shareholder Loans

In addition to the convertible shareholder loans described in Note 7, the Company also entered into non-convertible shareholder loans with two related party investors for aggregate gross proceeds of $0.4 million and $1.0 million during the years ended December 31, 2024 and 2023, respectively. These non-convertible shareholder loans bear interest at a rate of 8.0% and mature one year after the commencement date of each agreement. There are no financial or non-financial covenants associated with the shareholder loans.

On November 7, 2023, in connection with the Business Combination, one of the shareholder loans for $0.5 million was converted into a PIPE Note equal to the amount of principal and interest outstanding at the time of Closing. The Company accounted for the exchange as an extinguishment whereby the shareholder loan was written off and a separate PIPE Note was recorded at fair value, as disclosed in Note 7. The extinguishment had no impact on the Company’s consolidated statements of operations for the year ended December 31, 2023.

In June and July 2024, the Company made payments of $0.1 million to partially repay the outstanding non-convertible shareholder loan balance. The following table summarizes shareholder loans outstanding for the periods presented (in thousands):

	As of
	December 31, 2024	December 31, 2023
Shareholder loans – nonconvertible	$654	$454
Shareholder loans – convertible	1,600	-
Accrued interest	65	11
Total loan – related party	$2,319	$465

Loan Extensions

As disclosed in Note 3, the Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. Refer to Note 3 for details on the loan extensions recorded on the Company’s consolidated balance sheets as of December 31, 2024 and 2023.

15. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $7,830 and $7,695 of rent expense, including common tenant costs and cancellation costs, during the years ended December 31, 2024 and 2023, respectively.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recognized, if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company was not subject to any material legal proceedings during the years ended December 31, 2024 and 2023.

16. Subsequent Events

The Company has evaluated subsequent events occurring through April 15, 2025, the date the consolidated financial statements were available to be issued, for events requiring recording or disclosure in the Company’s consolidated financial statements.

During January 2025, pursuant to the terms of the Yorkville Note, an aggregate of $0.8 million of outstanding principal was converted into 866,701 shares of the Company’s Common Stock. The Company also issued 245,007 shares of Common Stock to Yorkville to settle the conversion notice from December 2024, as described in Note 7.

As previously announced on Form 8-K, on January 31, 2025, the Board appointed Mr. Robert Golden as Chief Financial Officer (“CFO”) of the Company on a permanent basis. In connection with this appointment as CFO, Mr. Golden will receive a cash bonus of $25,000 and a grant of restricted stock units equal to $25,000, which will be fully vested on the grant date. Mr. Golden had previously been serving as the interim CFO of the Company since August 30, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were ineffective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2024 because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Specifically, as disclosed elsewhere in this Annual Report, we completed the Business Combination on November 7, 2023. Prior to the Business Combination Data Knights, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because Data Knights’ operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management is aware of material weaknesses in the Company’s internal control related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting, errors in accounting for non-routine transactions, and lack of record keeping. Due to the limited transactional volume currently experienced combined with our financial limitations, we do not currently have an expanded accounting department that would allow us to better segregate duties. Over time, as we continue to grow and add accounting staff, we expect to continue to enhance our internal control structure, including appropriate segregation of duties. During September 2024, changes were made to accounting personnel to enhance our financial reporting structure, which we expect to alleviate reporting pressures, including reporting of non-routine transactions. In addition, the new personnel has focused on creating central filing repositories to manage accounting records and other company documents.

As a “non-accelerated filer”, we are not required to provide an attestation report of our registered public accounting firm on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers and members of our Board of Directors (our “Board”) is set forth below.

Name	Age	Title/Position	Director Since
Aaron Green	52	Chief Executive Officer, President and Director	March 2024
Robert Golden	62	Chief Financial Officer, Corporate Secretary and Director	November 2023
Dr. Jeffrey Yu	58	Founder, Chief Medical Officer, Vice President, Chairman of the Board of Directors	November 2023
Dr. Kenneth Alleyne	59	Director	March 2025
Eric Casaburi	50	Director	November 2023
Jair Clarke	43	Director	October 2024
Sherry Coonse McCraw	56	Director	October 2024
Dr. Thomas Kosasa	80	Director	November 2023
Andrew Zeinfeld	64	Director	August 2024

Executive Officers

Aaron Green is a healthcare IT business transformation leader with more than 20 years of leadership experience in healthcare management, sales, strategic planning, M&A, product development, customer support and services operations. Mr. Green has served as OneMedNet’s Chief Executive Officer and a Director since March 2024 and President since May 2023. Prior to joining OneMedNet, Mr. Green served in a variety of healthcare technology roles including most recently at Optum, a United Health Group company (NYSE: UHG), a leading healthcare technology company, as Vice President Cloud Solutions. At Optum, Mr. Green was responsible for developing and attaining the P&L, Bookings, Revenue and EBIDTA targets of its Cloud Solution lines. Before Optum, Mr. Green worked nearly six years, from March 2017 to May 2023, with Change Health Care, most recently as Vice President Cloud Solutions from March 2021 to May 2023. Previously, Mr. Green worked for more than 15 years with McKesson growing to Division Vice President, Sales where he led an organization of 50+ executives, salespersons and staff, across the US, Canada, and the US government territories. He holds a Bachelor of Science in Biochemistry from the University of Victoria, British Columbia, a Systems Analyst Diploma from Royal Roads University, British Columbia, and a Business Administration and Management certificate from the Wharton School. We believe Mr. Green is well-qualified to serve as a member of our Board of Directors due to his experience as a public company executive and healthcare IT leader.

Robert Golden is an accomplished Certified Public Accountant (“CPA”) with more than 30 years of experience. Mr. Golden served as OneMedNet’s Chief Financial Officer on an interim basis from August 2024 until his permanent appointment as Chief Financial Officer in January 2025, as Corporate Secretary since September 2024 and as a member of the Board since November 2023. Mr. Golden also serves as the Managing Partner of Cohen, Bender & Golden LLP, where he provides consulting, accounting and tax services to middle market businesses and owners since September 2015. Prior to that, from January 2013 to August 2015, Mr. Golden worked at Fenton & Ross Accountancy Corporation and, from September 2004 to December 2012, at Saffer & Flint Accountancy Corporation. From December 1989 to June 2004, Mr. Golden was at Good Swartz Brown & Berns LLP (now CohnReznick) (“GSBB”), where he served as a partner from 1994 onwards. There, Mr. Golden performed administrative duties, including overseeing the company’s merger negotiations in 2000 and performed financial statement audits, reviews and income tax planning for middle market businesses and owners. While at GSBB and continuing today, Mr. Golden consults with his business clients to assist their entrepreneurial owners to better understand the financial performance of their businesses and to help them improve operational efficiencies and profitability by acting as their outside CFO. Bob also assists with structuring and negotiating financing, compensation planning, investment opportunity review, as well as merger and acquisition activities and works with wealthy families acting in a CFO-type role for their family office activities. After leaving GSBB in 2004, in addition to continuing to provide consulting services to middle-market companies, Bob was the owner and CEO of several companies in the construction and engineering field, coffee and baked goods industries and also syndicated commercial real estate acquisitions.

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

Dr. Jeffrey Yu serves as the Chief Medical Officer, Vice President and Chairman of the Board of Directors of OneMedNet, roles he has held since 2023. The concept of what would become Legacy OneMedNet was founded in 2015 by Dr. Yu, who applies his 28 years of sophisticated healthcare IT experience to the Company every day. Dr. Yu is a board-certified Radiologist and is also fellowship-trained and board-certified in Nuclear Medicine. In 2006, he was part of a small group that recognized there was a need to develop electronic sharing technology to help imaging specialists move patient imaging studies quickly, securely, and cost-effectively. Dr. Yu’s early research and development led to the BEAM solution which helped improve care and outcomes for stroke and trauma patients. In 2015, he started the concept of what would become Legacy ONMD to commercialize the BEAM product. Since that time, Dr. Yu has remained an integral part of the strategic decision-making within OneMedNet. Dr. Yu received his B.S. at U.C. Berkeley and his M.D. at Wake Forest University, conducted MRI research at Stanford University, and completed his Radiology residency and Nuclear Medicine fellowship at the Mallinckrodt Institute at Washington University. We believe Dr. Yu is well-qualified to serve as a member of our Board of Directors due to his extensive healthcare IT experience.

Directors

The background information of Aaron Green, Robert Golden, and Dr. Jeffrey Yu is set forth under “Executive Officers” above. Our Board consists of nine directors divided into three classes, designated as Class I, Class II, and Class III. In accordance with our Amended and Restated Bylaws (our “Bylaws”) and Third Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”), the directors are divided as evenly as possible into the three classes. The classes of directors serve for staggered three-year terms, with their current terms ending at the Annual Meeting of Stockholders in the following years: Class I directors – 2027; Class II directors – 2025; and Class III directors – 2026.

Dr. Kenneth Alleyne is a board-certified orthopedic surgeon specializing in sports medicine, practicing in both Connecticut and Manhattan. He serves as an attending surgeon at multiple hospital systems and has held faculty positions both domestically and internationally. Since 2011, Dr. Alleyne has been the managing partner of HartHaven Partners, a healthcare consulting firm that supports private equity and venture capital firms. He is also a co-founder of NextLevel Health Partners, a Medicaid-managed care organization in the Midwest, and Zing Healthcare, a technology-driven Medicare Advantage health plan launched in 2020. Recognizing the challenges of population health and social determinants of health, Dr. Alleyne became a seed investor and, from January 2010 to June 2012, served as founding chief medical officer of VirtualHealth a leading population health management platform that oversees more than 10 million lives. He is also the co-founder and CEO of Fizio Health, an AI-powered computer vision technology for remote physical therapy, where he has served since 2022. Additionally, he serves as a team physician and consultant for various local, national, and international athletic organizations. Committed to community service, Dr. Alleyne is the former chair of the Connecticut Health Foundation and sits on the boards of the University of Connecticut Health Center , the Louis Armstrong Educational Foundation in New York, and Student Achievement Through Opportunity, an organization dedicated to providing academic and arts enrichment for low-income students. Since 2019, he has also served on the board of Connecticut Public Television and Radio.

Dr. Alleyne is a graduate of Williams College and completed his medical training at Wake Forest University. He pursued his residency at Howard University Hospital and later completed a fellowship in sports medicine, knee and shoulder surgery at Yale University, as well as a fellowship in tissue engineering at the Harvard-MIT Division of Health Sciences and Technology. We believe Dr. Alleyne is well-qualified to serve as a member of our Board of Directors due to his extensive healthcare experiences and senior leadership positions, including with emerging companies.

Eric Casaburi is an experienced entrepreneur and chief executive officer with a successfully demonstrated history of explosive growth in the franchising, health and wellness, food services, and real estate industries including founding and leading RetroFitness from a start-up single-gym business to a $150 million per year in sales operation while expanding its national footprint. Mr. Casaburi has founded and held positions as chief executive officer for multiple franchise brands, each having successful exits with impressive returns for investors and private equity partners. Since 2021, Mr. Casaburi has served as founder and Chief Executive Officer of Serotonin Enterprises LLC, a cutting-edge Anti-Aging Health Optimization Franchise that offers a vast service menu covering all aspects of optimal health, appearance and performance. Serotonin Centers have been featured in the Franchise Times as the first franchise of its kind in the United States. Since 2019, Mr. Casaburi has served as the Chair of TIGER 21 Orlando, a group of men and women who have achieved both success and significance in their lives that helps members build the skill set to successfully transition from focused entrepreneurs to disciplined managers of wealth.

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

Sherry Coonse McCraw has 30 years of leadership experience in engineering, finance, project management, and manufacturing at BMW Manufacturing Co., LLC (“BMW”). Ms. McCraw has served as a Senior Manager responsible as Chief Financial Officer, Vice President of Assembly Manufacturing, and currently holds the role of Vice President of Human Resources.

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

Andrew Zeinfeld has over 30 years of public and private sector senior management experience across a variety of industries, including retail, online, telecom, distribution and real estate. In addition to managing these various businesses, Mr. Zeinfeld also developed strategies to drive profitable growth both organically and through mergers and acquisitions.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and people who own more than 10% of a registered class of our equity securities to file an initial report of ownership (on a Form 3) and reports on subsequent changes in ownership (on Forms 4 or 5) with the SEC by specified due dates. Our executive officers, directors, and greater-than-10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our staff is assisting our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and will file those reports on their behalf. We are required to disclose in this proxy statement any failure to file any of these reports on a timely basis. Based solely on our review of the copies of the forms filed electronically with the SEC, and on written representations from certain reporting persons, we believe that all of these requirements were satisfied during the year ended December 31, 2024, except for the following:

●	Initial Statements of Beneficial Ownership of Securities on Form 3 for each of Andrew Zeinfeld (appointed effective August 14, 2024), Jair Clarke (appointed on October 1, 2024), and Sherry Coonse McCraw (appointed on October 1, 2024), in each case, upon their respective appointment to the Board;

●	Statements of Changes of Beneficial Ownership of Securities on Form 4:

	o	For each of Andrew Zeinfeld, Jair Clarke, and Sherry Coonse McCraw, in each case, for initial equity award grants upon their respective appointment to the Board; and

	o	For each of Dr. Jeffrey Yu (230,769 restricted stock units on October 1, 2024) and Robert Golden (100,000 restricted stock units on August 30, 2024), in each case, in connection with the grant of equity awards.

Code of Ethics and Business Conduct Policy

We have a written code of ethics and business conduct policy (“code of ethics”) in place that applies to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is available on our website at https://www.onemednet.com/investor-relations/. We intend to use the Investor Relations section of our website as a method of disclosing any change to, or waiver from, our code of ethics as permitted by applicable SEC and Nasdaq rules. The content on our website is not incorporated by reference in the Amended Form 10-K unless expressly noted.

Audit Committee

The Board has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board. A copy of the Audit Committee Charter is available under Corporate Governance on the Investor Relations page of the Company’s website at https://www.onemednet.com/investor-relations/.

The members of the Audit Committee are Sherry Coonse McCraw, Dr. Alleyne, Jair Clarke, and Dr. Thomas Kosasa. Dr. Alleyne serves as the Chair of the Audit Committee. Our Board has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the Nasdaq Stock Market LLC (the “Nasdaq rules”) and Rule 10A-3 under the Exchange Act and meet the requirements for financial literacy under the Nasdaq rules. In addition, our Board has determined that Dr. Alleyne qualifies as an “audit committee financial expert” within the meaning of SEC regulations and applicable Nasdaq rules.

Insider Trading Arrangements and Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of its securities by directors, officers and certain other employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of The Nasdaq Stock Market.

ITEM 11.EXECUTIVE COMPENSATION

2024 Summary Compensation Table

The following table sets forth the total compensation earned for services rendered during the years indicated by our named executive officers as of December 31, 2024.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)	All other compensation ($)		Total ($)
Aaron Green(2)	2024	350,000		—	258,000	—	—		608,000
President and Chief Executive Officer	2023	213,512		106,435	—	—	—		319,947
Robert Golden(3) Chief Financial Officer	2024	—		—	103,000	—	48,000	(3)	151,000
Dr. Jeffrey Yu(4) Founder, Chief Medical Officer, Vice President, Chairman of the Board of Directors	2024	300,000	(4)	—	19,350	—	—		319,350
Paul Casey(3)	2024	34,892		—	19,350	34,218	12,000		100,460
Former Chief Executive Officer	2023	144,000			180,250				324,250
Lisa Embree(6)	2024	170,000		—	111,800	—	—		281,800
Former Chief Financial Officer	2023	225,000		50,000	—	—	—		275,000

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to Financial Accounting Standards Board (“FASB”) ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in Note 11 to the consolidated financial statements included in Item 8 of this Annual Report. These amounts do not necessarily reflect actual compensation earned or to be earned by our named executive officers.
(2)	Mr. Green has served as President since May 2023 and as Chief Executive Officer since March 2024.
(3)	Mr. Golden was appointed to serve as Chief Financial Officer on an interim basis on August 30, 2024 and was appointed on a permanent basis on January 1, 2025. Amount in “All Other Compensation” represents cash paid under Mr. Golden’s consulting agreement.
(4)	Dr. Yu was not a named executive officer in 2023. On October 1, 2024, Mr. Yu received a grant of 230,769 restricted stock units (“RSUs”) in lieu of $132,216 of his annual salary, with the RSUs vesting on July 1, 2025, subject to Mr. Yu’s continuous service with the Company.
(5)	Mr. Casey retired in March 2024. Amount in “All Other Compensation” represents severance payment in connection with Mr. Casey’s Resignation Agreement and Release as described in further detail below.
(6)	Ms. Embree served as a consultant from January 2022 through April 15, 2022, and then as Chief Financial Officer until her resignation in August 2024.

Narrative Disclosure to Summary Compensation Table

The compensation of the Company’s named executive officers is comprised of the following major elements: (a) base salary, (b) bonuses, and (c) long-term equity incentives, consisting primarily of restricted stock units granted under the Company’s 2022 Equity Incentive Plan. These principal elements of compensation are described below.

Base Salary

Base salary is provided as a fixed source of compensation for our named executive officers. Adjustments to base salaries are reviewed annually by the Compensation Committee and may be adjusted from time to time to reflect promotions or other changes in the scope of breadth of the named executive officer’s role or responsibilities, as well as to maintain market competitiveness.

For 2024, the annual base salaries of Mr. Green, Mr. Golden and Dr. Yu were $350,000, $144,000 and $300,000, respectively. See “Executive Employment Arrangements” below for additional information. On October 1, 2024, Dr. Yu received a grant of 230,769 restricted stock units (“RSUs”) in lieu of $132,216 of his annual base salary, with the RSUs vesting on July 1, 2025, subject to Dr. Yu’s continuous service with the Company.

Cash Bonuses

Annual cash bonuses may be awarded based on qualitative and quantitative performance standards to reward performance of our named executive officers. For 2024, no bonuses were approved for our named executive officers.

Long-Term Equity Incentives

Grants made under our 2022 Equity Incentive Plan (the “2022 Plan”) provide continual motivation for our officers, employees, consultants and directors to achieve our business and financial objectives, align their interests with the long-term interests of our stockholders, and provide a long-term retention incentive.

For 2024, our named executive officers were award RSU awards with vesting terms set forth below, subject to continuous service with the Company through each applicable vesting date. See “Executive Employment Arrangements” below for additional information.

Executive Employment Arrangements

The Company previously entered into employment agreements with Aaron Green, Robert Golden and former executive officers, Paul Casey and Lisa Embree. The employment agreements provide for at-will employment that may be terminated by the Company with or without cause, by the executive with or without good reason, or mutually terminated by the parties. The Compensation Committee also approved certain employment compensation arrangements with Dr. Yu.

Aaron Green

The Company entered into an employment agreement with Mr. Green on May 7, 2023, with a start date of May 23, 2025, which provides for a $350,000 annual base salary, eligibility to receive an annual cash performance bonus of up to $175,000 upon achievement of certain performance goals, and eligibility to receive additional shares under the Company’s equity plan, subject to approval and periodic review by the Company. In the event that his employment is terminated by the Company without Cause (as defined in the employment agreement), or is terminated by Mr. Green for Good Reason (as defined in the employment agreement), subject to execution of a standard release, after the date of his termination of employment (the “Termination Date”) he will be entitled to the following severance payment, as follows: (a) if the Termination Date is after six (6) months’ of employment, but before he has completed 12 months’ of employment, he will receive three months’ salary; and (b) if the Termination Date is after 12 months’ employment he will receive six months’ salary.

On January 20, 2024, Mr. Green was awarded 600,000 RSUs, with 1/3 of the RSUs vesting on the first anniversary of the vesting start date and the remaining RSUs vesting in equal monthly installments over the 24 months following first anniversary of the vesting start. The vesting start date for these RSUs granted to Mr. Green was May 23, 2023.

Robert Golden

The Company entered into a consulting agreement, effective August 30, 2024, with Mr. Golden in connection with his service as interim chief financial officer (“CFO”), prior to his permanent appointment in January 2025. The consulting agreement provided for a monthly fee of $12,000 and an initial grant of 100,000 RSUs that will fully vest on the first anniversary thereafter, subject to Mr. Golden’s continuous service with the Company.

On January 31, 2025, the Company appointed Mr. Golden as CFO of the Company on a permanent basis, and in connection with his permanent appointment as CFO, in addition the continued compensation in the employment agreement, the Company agreed that Mr. Golden will also receive a cash bonus of $25,000 and a grant of RSUs equal to $25,000, which will be fully vested on the grant date.

Dr. Jeffery Yu

The Company previously agreed with Dr. Yu of a base salary of $300,000 for his service to the Company. On October 1, 2024, the Compensation Committee of the Board reaffirmed a $300,000 base salary for Dr. Yu, and granted Dr. Yu 230,769 RSUs in lieu of $132,216 of his annual base salary for 2024. These RSUs vest on July 1, 2025, subject to Dr. Yu’s continuous service with the Company.

Former Executive Officers

The Company entered into and employment agreement, dated March 28, 2022, with Mr. Casey, which provided for a $144,000 annual salary, eligibility to receive 147,000 shares of stock upon the successful fundraising of an amount equal to or greater than $5,000,000, and further equity subject to the approval of the Board of Directors. On March 22, 2024, Mr. Casey notified the Company of his intention to retire as Chief Executive Officer of the Company effective March 29, 2024. Effective October 1, 2024, Mr. Casey resigned from the Board of Directors and the Compensation Committee of the Board of Directors. In connection with Mr. Casey’s retirement, Mr. Casey and the Company entered into a Resignation Agreement and Release, dated March 22, 2024, pursuant to which Mr. Casey was paid $12,000 as a severance payment, and the Board approved a stock option grant providing for the grant of a stock option to purchase 147,000 shares of common stock that vested immediately on the date of board approval

The employment agreement for Ms. Embree provided for a $225,000 annual base salary, eligibility to receive an annual cash performance bonus of twenty-five percent (25%) of her annual salary upon her achievement of certain performance goals, and eligibility to receive additional shares under the Company’s equity plan, subject to approval by the Board of Directors. In connection with her separation from the Company, Ms. Embree received one month’s salary, the continuation of all her benefits for one month, and the ability to vest one-third of her prior equity awards (such portion equal to 86,667 shares) on the one-year anniversary of the grant date.

2024 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding equity-based awards held by our named executive officers as of December 31, 2024.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options—Exercisable (#)	Number of Securities Underlying Unexercised Options—Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(1)
Aaron Green	1/19/2024	—	—	—	—	283,333	(2)	385,333
Robert Golden	8/30/2024	—	—	—	—	100,000	(3)	136,000
Dr. Jeffrey Yu	10/1/2024	—	—	—	—	230,769	(4)	313,846
Paul Casey(5)	10/1/2024	147,000	—	1.00	10/1/2029	—		—
Lisa Embree(6)	—	—	—	—	—	—		—

(1)	Based on the closing price of our common stock of $1.36 on December 31, 2024, the last trading day of our fiscal year 2024, as reported by Nasdaq.
(2)	Represents RSUs that vest with 1/3 of the RSUs vesting on the first anniversary of the vesting start date and the remaining RSUs vesting in equal monthly installments over the 24 months following first anniversary of the vesting start date.
(3)	Represents RSUs that vest in full on August 30, 2025.
(4)	Represents RSUs that vest in full on July 1, 2025.
(5)	Mr. Casey retired in March 2024 and continued to serve as a member of the Board until October 1, 2024. Mr. Casey was granted 147,000 fully vested stock options upon his retirement and the 45,000 RSUs granted as compensation for 2024 Board service were accelerated in connection with his separation from the Board. The stock options were forfeited without exercise 90 days after his termination of service with the Company.
(6)	Ms. Embree resigned in August 2024, and the Board accelerated the vesting of 86,667 RSUs, or 1/3 of the 260,000 RSUs that were scheduled to cliff vest on January 1, 2025. Ms. Embree forfeited the remaining 173,333 unvested RSUs.

Change in Control and Termination Arrangements

See “Narrative Disclosure to Summary Compensation Table-Executive Employment Arrangements” for termination benefits for Mr. Green.

Director Compensation

In April 2024, the Board adopted a revised director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of 45,000 RSUs to each director for each full year of service. The Company also reimburses all of its directors for all reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board.

The following table sets forth information concerning compensation paid or earned for services rendered to us by the members of our Board of Directors for the fiscal year ended December 31, 2024. Compensation paid to Aaron Green, Robert Golden and Jeffrey Yu is included in the section entitled, “Executive Compensation” and excluded from the table below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Eric Casaburi	—	19,350	19,350
Jair Clarke	—	6,579	6,579
Sherry Coonse McCraw	—	6,579	6,579
Dr. Thomas Kosasa	—	19,350	19,350
Andrew Zeinfeld	—	22,438	22,438
Scott Holbrook(2)	—	19,350	19,350
Dr. Julianne (Sun Joo) Huh(3)	—	19,350	19,350
Paul Casey(4)	—	19,350	19,350
Erkan Akyuz(4)	—	19,350	19,350

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in Note 11 to the consolidated financial statements included in Item 8 of this Annual Report.
(2)	Mr. Holbrook retired from the Board effective March 29, 2024.
(3)	Dr. Huh resigned from the Board effective August 12, 2024.
(4)	Mr. Casey and Mr. Akyuz each resigned from the Board on October 1, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below summarizes information relating to our equity compensation plans at December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	147,000	$1.00	1,352,736	(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	147,000	$1.00	1,352,736

(1)	At the Special Meeting held on October 17, 2023, our stockholders considered and approved the OneMedNet Corporation 2022 Equity Incentive Plan and reserved for issuance thereunder an amount of shares of Common Stock equal to 10% of the number of shares of Common Stock of the Company following the Business Combination. The Business Combination closed on November 7, 2023. All prior equity plans were cancelled in connection with the closing of the Business Combination.
(2)	The 2022 Plan allows for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other equity awards.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding the beneficial ownership of our Common Stock by beneficial owners of more than 5% of our outstanding Common Stock, each current director, each named executive officer included in the Summary Compensation Table, and all current directors and executive officers as a group, as of March 26, 2025 (unless otherwise noted below). Percentage ownership is based on 30,760,576 shares of Common Stock outstanding as of March 26, 2025.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares subject to options, or other rights, held by such person that are currently exercisable or convertible, or will become exercisable or convertible or will vest within 60 days of March 26, 2025, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

Name	Number of Shares of Common Stock Beneficially Owned (#)	Percent of Class (%)
5% Owners
Data Knights LLC	3,415,275	11.1%
Off the Chain, LP(1)	3,215,650	10.5%
Cowen and Company, LLC(2)	2,970,836	9.7%
TD Securities (USA) LLC(3)	2,970,100	9.7%
Discovery Capital Management, LLC(4)	2,301,791	7.5%

Directors and Named Executive Officers
Aaron Green(5)	900,421	2.9%
Robert Golden	45,000	*
Dr. Jeffrey Yu(6)	1,934,213	6.2%
Dr. Kenneth Alleyne	—	—
Eric Casaburi	45,000	*
Jair Clarke	11,342	*
Sherry Coonse McCraw	11,342	*
Dr. Thomas Kosasa(7)	11,905,594	35.6%
Andrew Zeinfeld	17,260	*
All Current Directors and Executive Officers as a Group (9 people)	14,870,172	43.1%

Former Executive Officers
Paul Casey(8)	100,000	*
Lisa Embree(9)	—	—

*	Represents beneficial ownership of less than 1%.
(1)	Based solely on a Schedule 13G filed by Off the Chain LP (“OTC”) with the SEC on October 1, 2024, reporting on beneficial ownership as of September 25, 2024. OTC’s address is listed on the Schedule 13G as 10337 Los Feliz Dr., Orlando, Florida 32836.
(2)	Based solely on a Schedule 13G filed by Cowen and Company, LLC (“Cowen”) with the SEC on November 12, 2024, reporting on beneficial ownership as of September 30, 2024. Cowen’s address is listed on the Schedule 13G as 99 Lexington Ave., New York, NY 10022.
(3)	Based solely on a Schedule 13G filed by TD Securities (USA) LLC (“TD Securities”) with the SEC on February 14, 2025, reporting on beneficial ownership as of December 31, 2024. TD Securities’ address is listed on the Schedule 13G as 1 Vanderbilt Ave., New York, New York 10017.
(4)	Based solely on a Schedule 13G filed by Discovery Capital Management, LLC (“Discovery”) with the SEC on August 5, 2024, reporting on beneficial ownership as of July 25, 2024. Discovery’s address is listed on the Schedule 13G as 20 Marshall Street, Suite 310, South Norwalk, Connecticut 06854.
(5)	Includes 233,296 shares issuable upon conversion of the Pre-Closing PIPE Notes and 15,956 shares underlying warrants related to the Pre-Closing PIPE and the Warrant Agreements executed at the closing of the Business Combination. Also includes 433,750 shares underlying vested RSUs or RSUs vesting within 60 days of March 26, 2025.
(6)	Includes 93,318 shares issuable upon conversion of the Pre-Closing PIPE Notes and 31,916 shares underlying warrants related to the Pre-Closing PIPE and the Warrant Agreements executed at the closing of the Business Combination. Also includes 45,000 shares underlying vested RSUs. Excludes an aggregate of 1,145,484 shares held by the Jeffrey N.C. Yu Spousal Trust and the Wendy Sanderson Yu Spousal Trust, for which Mr. Yu is not the trustee of either trust and has no investment control over the share held in trust.
(7)	Includes (i) 466,592 shares issuable upon conversion of the Pre-Closing PIPE Notes, (ii) 2,123,312 shares issuable upon conversion of shareholder loans, and (iii) 31,916 shares underlying warrants related to the Pre-Closing PIPE and the Warrant Agreements executed at the closing of the Business Combination. Also includes 45,000 shares underlying vested RSUs.
(8)	Mr. Casey retired from the Company in March 2024.
(9)	Ms. Embree resigned from the Company in August 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

The following is a description of certain transactions, arrangements and relationships in which we were a participant since January 1, 2023 and the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. Certain equity, compensation, and other arrangements are described under “Executive Compensation” and are not considered related person transactions for these purposes.

PIPE Notes and Warrants

As disclosed in Note 3 and Note 7 to the consolidated financial statements included herein, Data Knights issued and sold PIPE Notes in connection with the Business Combination, which are convertible into shares of Common Stock. Total proceeds raised from the PIPE Notes were $1.5 million, of which $1.0 million were with related party investors, including Mr. Green (our Chief Executive Officer), Dr. Yu (our Chairman of the Board) and Dr. Kosasa (a director). In connection with the issuance of the PIPE Notes, the Company also issued a total of 95,744 shares of PIPE Warrants, of which 63,829 shares were issued to the same related party investors. Refer to Note 12 to the consolidated financial statement included herein for additional details on the terms of the PIPE Warrants.

Convertible Promissory Notes and Warrants

From 2019 to 2023, the Company issued various Convertible Promissory Notes to related party investors. Total gross proceeds raised from Convertible Promissory Notes with related parties was $12.3 million (out of $14.2 million total). In connection with the issuance of the Convertible Promissory Notes, the Company also issued 2,976,000 shares of Convertible Promissory Note Warrants to the same related parties (out of 3,726,000 total). Refer to Note 7 and Note 12 for additional details on the terms of the Convertible Promissory Notes and Convertible Promissory Note Warrants, respectively.

The Closing of the Business Combination triggered the conversion of all Convertible Promissory Notes into shares of Common Stock, as disclosed in Note 3 to the consolidated financial statements included herein.

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

On November 7, 2023, in connection with the Business Combination, one of the Shareholder Loans for $0.5 million was converted into a PIPE Note equal to the amount of principal and interest outstanding at the time of Closing. The Company accounted for the exchange as an extinguishment whereby the Shareholder Loan was written off and a separate PIPE Note was recorded at fair value, as disclosed in Note 7 to the consolidated financial statement included herein.

During 2024, through the date of this report, the Company received gross proceeds of $2.0 million in connection with shareholder loans with related party investors, including Dr. Yu (our Chairman of the Board) and Dr. Kosasa (a director). Of the $2.0 million, $1.6 million is convertible into shares of Common Stock at a conversion price of $0.7535 per share. The remaining $0.4 million is not convertible into equity and bears an interest rate of 8.0% with a maturity date one year from issuance. The Company subsequently repaid $0.2 million of the non-convertible shareholder loans to Dr. Yu through the date of this report.

Loan Extensions

As disclosed in Note 3 to the consolidated financial statements included herein, in connection with the Business Combination, the Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be exchanged for a fixed amount of the Company’s Common Stock upon the closing of a business combination or a similar event. As of December 31, 2024, a balance of $3.0 million remains outstanding and is recorded as loan extensions on the Company’s consolidated balance sheet.

Policies and Procedures for Approving Transactions with Related Persons

Our Audit Committee reviews and oversees all related person transactions in accordance with our Related Party Transactions Policy, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance. Other than as described above, there were no related person transactions in the years ended December 31, 2023 or 2024. The transactions described above were approved by the Board at the time they were entered into.

Director Independence

The rules of Nasdaq require that a majority of the Board be independent. An “independent director” is generally defined under applicable Nasdaq rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our Board is comprised of a majority of independent directors. Our Board has determined that each of Dr. Kenenth Alleyne, Eric Casaburi, Jair Clarke, Sherry Coonse McCraw, Dr. Thomas Kosasa, and Andrew Zeinfeld is an independent director under the rules of the SEC and Nasdaq and do not have any material relationship with us other than their positions as directors and stockholders. In making these determinations, our Board considered past employment, remuneration, and all other relationships each of these directors have with the Company, as well as the specific independence tests set forth in Nasdaq’s director independence rules. As our President and Chief Executive Officer, our Chief Financial Officer and Corporate Secretary, and our Chief Medical Officer and Vice President, respectively, none of Mr. Green, Mr. Golden, or Dr. Yu is considered an independent director under SEC and Nasdaq rules.

The Board also has determined that Dr. Alleyne, Mr. Casaburi, Mr. Clarke, Ms. Coonse McCraw, Mr. Kosasa and Mr. Zeinfeld are “independent directors” under Nasdaq listing standards and SEC rules applicable to Audit Committee members and Compensation Committee members, as applicable.

Item 14.	Principal Accounting Fees and Services

The Audit Committee is directly responsible for the appointment, compensation, retention (including termination), scope and oversight of our independent auditors. WithumSmith+Brown, PC (“Withum”), a registered public accounting firm, has served as our independent auditors since June 2024.

Prior Audit Firm

On May 3, 2024, the SEC permanently suspended BF Borgers CPA PC (“BF Borgers”) from appearing or practicing before the SEC as a registered public accounting firm. Following this order, on May 6, 2024, the Board approved the dismissal of BF Borgers as the Company’s independent registered public accounting firm. On June 3, 2024, the Company appointed Withum as the Company’s independent registered public accounting firm.

The report of BF Borgers on the Company’s financial statements for the fiscal year ended December 31, 2023 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2023, and through the date of dismissal on May 6, 2024, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the financial statements for such years. During the fiscal year ended December 31, 2023, and through May 6, 2024, there were no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K), except for the identified material weaknesses in the Company’s internal control over financial reporting as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

Fees Paid to Independent Registered Public Accounting Firm

Fees billed by BF Borgers and Withum for services provided during the years ended December 31, 2024 and 2023 were as follows:

BF Borgers

	Year Ended
	December 31, 2023	December 31, 2024
Audit Fees	$203,500	—
Audit-Related Fees	—	—
Tax Fees	15,000	—
All Other Fees	—	—
Total	$218,500	—

Withum

	Year Ended
	December 31, 2023	December 31, 2024
Audit Fees	—	$790,000
Audit-Related Fees	—	—
Tax Fees	—	50,000
All Other Fees	—	—
Total	—	$840,000

Audit fees include fees associated with (i) the annual audit of our consolidated financial statements and internal control over financial reporting, (ii) the review of our periodic reports, (iii) accounting consultations, (iv) services related to, or required by, statute or regulation, such as consents, and (v) other audit services related to SEC and other regulatory filings. Tax fees represent fees for tax consulting services. Fees paid to Withum in 2024 includes (i) audit fees of $375,000 for the re-audit of the consolidated annual financial statements for the year ended December 31, 2023 and review of the amended annual report related thereto and other periodic reports, and (ii) tax fees of $25,000 related to 2023 tax periods.

All of the services and fees of BF Borgers and Withum reflected in the above table were pre-approved by the Audit Committee pursuant to the pre-approval policy and procedures set forth below.

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

The following documents are filed as a part of this Annual Report:

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits.

These exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated April 25, 2022, by and among Data Knights, Merger Sub, Sponsor, OneMedNet, and Paul Casey (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.3	Warrant Agreement, dated May 6, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.1	Securities Purchase Agreement dated June 28, 2023 with OneMedNet Corporation (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.2	Letter Agreement, dated May 6, 2021, by and between Data Knights, the initial security holders and the officers and directors of the Data Knights (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 11, 2021).
10.4	Form of Registration Rights Agreement by certain OneMedNet equity holders (incorporated by reference to Exhibit G to Annex B to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 declared effective by the SEC on September 22, 2023).
10.5	Lockup Agreement by certain OneMedNet equity holders (incorporated by reference to Exhibit C to Annex B to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 declared effective by the SEC on September 22, 2023).
10.6+	Employment Agreement between OneMedNet Corporation and Aaron Green, President (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.7+	Employment Agreement between OneMedNet Corporation and Lisa Embree, Chief Financial Officer (incorporated by reference to Exhibit 10.09 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.8+	Employment Agreement between OneMedNet Corporation and Paul Casey, Chief Executive Officer (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.9	Securities Purchase Agreement entered into as of March 28, 2024, by and between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.10	Registration Rights Agreement dated as of March 28, 2024, by and among OneMedNet Corporation and each of the investors to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.11	Subscription Escrow Agreement effective March 28, 2024, by and among OneMedNet Corporation, each investor identified on the signature pages thereto, and Rimon, P.C., as the Escrow Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).

10.12	Amendment to the Securities Purchase Agreement, effective as of June 4, 2024, between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.13	Termination Agreement, dated as of June 14, 2024, between OneMedNet Corporation and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.14	Standby Equity Purchase Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.15	Promissory Note, dated as of June 18, 2024, issued by OneMedNet Corporation to YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.16	Registration Rights Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.17	Termination Agreement, dated as of June 14, 2024, between OneMedNet Corporation and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.19	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.20	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.21+	Consulting Agreement, dated August 30, 2024, between OneMedNet Corporation and Robert Golden (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2024).
10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.23	Form of Amendment to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.24	Form of Amendment to Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.25+	OneMedNet Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 10, 2025).
10.26+#	Form of Notice of Grant of Restricted Stock Units & Restricted Stock Unit Award Agreement.
19#	Insider Trading Policy
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
23.1#	Consent of Withum Smith+Brown, PC.
31.1#	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	OneMedNet Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2024).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule of exhibit to the SEC upon request.

+ Management or compensatory agreement or arrangement.

# Filed herewith.

* Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2025

OneMedNet Corporation

By:	/s/ Aaron Green
Name:	Aaron Green
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Green Aaron Green	Chief Executive Officer, President and Director (Principal Executive Officer)	April 15, 2025

/s/ Robert Golden	Chief Financial Officer and Director	April 15, 2025
Robert Golden	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Jeffrey Yu Dr. Jeffrey Yu	Chairman of the Board of Directors, Chief Medical Officer, Vice President	April 15, 2025

/s/ Eric Casaburi	Director	April 15, 2025
Eric Casaburi

/s/ Dr. Kenneth Alleyne	Director	April 15, 2025
Dr. Kenenth Alleyne

/s/ Jair Clarke	Director	April 15, 2025
Jair Clarke

/s/ Sherry Coonse McCraw	Director	April 15, 2025
Sherry Coonse McCraw

/s/ Dr. Thomas Kosasa	Director	April 15, 2025
Dr. Thomas Kosasa

/s/ Andrew Zeinfeld	Director	April 15, 2025
Andrew Zeinfeld

