Form 10-Q
period 2025-03-31
OneMedNet Corp
filed 2025-05-14
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 30,572,831 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Form 10-Q include, without limitation, statements reflecting management’s expectations regarding future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, liquidity, operating expenses, and enhancement of our internal control structure.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Form 10-Q and other documents we file with the SEC. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our ability to raise substantial additional capital in sufficient amounts or on acceptable terms to fund our operations and our business plan;

●	our ability to reverse the recent decline in our revenue and resume growing our revenue;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

ii

●	our reliance on third-party suppliers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services; and

●	changes in demand for our products and services as a result of geopolitical and/or macroeconomic conditions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in our Form 10-K and in other documents we file with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

You should read this Form 10-Q and the documents that we incorporate by reference in this Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements including those described in this Form 10-Q and in the “Risk Factors” section of our Form 10-K and other documents we file with the SEC.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$144	$172
Investment in crypto assets – Bitcoin	793	2,849
Accounts receivable, net	247	213
Prepaid expenses and other current assets	447	385
Total current assets	1,631	3,619
Property and equipment, net	101	108
Total assets	$1,732	$3,727
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$6,870	$6,654
Deferred revenues	503	561
Loan extensions	2,992	2,992
PIPE Notes	1,601	1,734
Yorkville Note	594	1,718
Deferred underwriter fee payable	3,262	3,250
Loan – related party	2,332	2,319
Total current liabilities	18,154	19,228
Other long-term liabilities	128	449
Total liabilities	18,282	19,677
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred Stock, par value $0.0001, 1,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common Stock, par value $0.0001; 100,000,000 shares authorized, 30,760,576 shares issued and 30,572,831 shares outstanding at March 31, 2025; 28,175,172 shares issued and 27,987,427 shares outstanding as of December 31, 2024	2	2
Additional paid-in capital	87,448	86,146
Treasury stock, at cost, 187,745 shares at March 31, 2025 and December 31, 2024	(529)	(529)
Accumulated deficit	(103,471)	(101,569)
Total stockholders’ deficit	(16,550)	(15,950)
Total liabilities and stockholders’ deficit	$1,732	$3,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Subscription revenue	$58	$201
Web imaging revenue	79	47
Total revenue	137	248
Cost of revenue	361	317
Gross margin	(224)	(69)
Operating expenses
General and administrative	1,362	1,358
Sales and marketing	290	229
Research and development	348	445
Total operating expenses	2,000	2,032
Loss from operations	(2,224)	(2,101)
Other (income) expense, net
Interest expense	31	42
Change in fair value of warrants	3	(7)
Change in fair value of PIPE Notes	(133)	(20)
Change in fair value of Yorkville Note	(30)	-
Change in fair value crypto assets – Bitcoin	662	-
Realized gain on sale of crypto assets – Bitcoin	(531)	-
Change in fair value of derivative liability	(324)	-
Other (income) expense	-	(7)
Total other (income) expense, net	(322)	8
Net loss	$(1,902)	$(2,109)

Earnings per share:
Basic and diluted net loss per common share outstanding	$(0.06)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	34,103,724	24,922,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

Three Months Ended March 31, 2025

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	28,175,172	$2	(187,745)	$(529)	$86,146	$(101,569)	$(15,950)
Issuance of common stock in connection with September 2024 private placement	1,473,696	-	-	-	-	-	-
Partial conversion of Yorkville Note	1,111,708	-	-	-	1,094	-	1,094
Stock-based compensation expense	-	-	-	-	208	-	208
Net loss	-	-	-	-	-	(1,902)	(1,902)
Balances as of March 31, 2025	30,760,576	$2	(187,745)	$(529)	$87,448	$(103,471)	$(16,550)

Three Months Ended March 31, 2024

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	23,572,232	$2	-	$-	$77,996	$(91,440)	$(13,442)
Issuance of common stock to settle deferred underwriter fee payable	277,778	-	-	-	242	-	242
Stock-based compensation expense	-	-	-	-	137	-	137
Repurchase of common stock	-	-	(187,745)	(529)	-	-	(529)
Net loss	-	-	-	-	-	(2,109)	(2,109)
Balances as of March 31, 2024	23,850,010	$2	(187,745)	$(529)	$78,375	$(93,549)	$(15,701)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,902)	$(2,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	11
Stock-based compensation expense	208	137
Change in fair value of warrant liabilities	3	(7)
Change in fair value of PIPE Notes	(133)	(20)
Change in fair value of Yorkville Note	(30)	-
Change in fair value of crypto assets – Bitcoin	662	-
Change in fair value of derivative liability	(324)	-
Realized gain on sale of crypto assets – Bitcoin	(531)	-
Gain on forgiveness of CEBA loan	-	(15)
Non-cash interest	25	38
Change in operating assets and liabilities:
Accounts receivable	(34)	(101)
Prepaid expenses and other current assets	(62)	(63)
Accounts payable and accrued expenses	216	380
Deferred revenues	(58)	202
Net cash used in operating activities	(1,948)	(1,547)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(6)
Sales of crypto assets – Bitcoin	1,925	-
Net cash provided by (used in) investing activities	1,920	(6)
Cash flows from financing activities:
Proceeds from issuance of shareholder loans	-	1,300
Proceeds from line of credit borrowings	-	410
Repayment of CEBA loan	-	(30)
Net cash provided by financing activities	-	1,680
Net (decrease) increase in cash and cash equivalents	(28)	127
Cash and cash equivalents at beginning of period	172	47
Cash and cash equivalents at end of period	$144	$174
Supplemental disclosures of cash flow information
Cash paid for interest	$5	$-
Cash paid for taxes	$-	$18
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in exchange for partial conversion of Yorkville Note	$1,094	$-
Issuance of common stock to settle deferred underwriter fee payable	$-	$242
Common stock repurchase consideration in accounts payable and accrued expenses	$-	$529

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

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2024 in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025 (the “Form 10-K”).

The interim unaudited condensed consolidated financial statements include the consolidated accounts of the Company’s wholly owned subsidiary, OneMedNet Technologies (Canada) Inc. All significant intercompany transactions have been eliminated in consolidation.

Liquidity and going concern

The Company has incurred recurring net losses since its inception, including $1.9 million for the three months ended March 31, 2025. In addition, the Company had an accumulated deficit of $103.5 million as of March 31, 2025. The Company’s cash and Bitcoin balance of $0.1 million and $0.8 million, respectively, as of March 31, 2025 is not adequate to fund its operations through at least twelve months from the date these condensed consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue and expand its operations, the Company will be required to, and management plans to, raise additional working capital through an equity or debt offerings and ultimately hopes to attain profitable operations to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the condensed consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to continue receiving working capital cash payments and generating cash flow from operations.

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

2. Summary of Significant Accounting Policies

Except as described below, the accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Form 10-K, and the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.

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

Recently adopted accounting pronouncements

Effective January 1, 2025, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on an interim basis, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items. ASU 2023-07 also requires public entities with a single reportable segment to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 280, Segment Reporting.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on the presentation of its condensed consolidated financial statements and footnotes.

3. Segment Information

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company is a healthcare software company with solutions focused on digital medical image management, exchange, and sharing. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to digital medical image management, exchange, and sharing. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The CODM evaluates performance and allocates resources based on operating loss that also is reported on the statements of operations as operating loss, and cash used in operations which is reported on the statements of cash flows. Significant expenses reviewed by the CODM include those that are presented in the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Substantially all long-lived assets are located in the United States.

The table below provides the Company’s total revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2025	2024
Americas	$119	$177
Europe and Middle East	4	71
Asia Pacific	14	-
Total	$137	$248

4. Crypto Assets Held

The Company’s crypto assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted end-of-day price on the measurement date for a single Bitcoin on an active trading platform, River.com. Management has determined that River.com, an active exchange market, represents a principal market for Bitcoin and the end-of-day quoted price is both readily available and representative of fair value (Level 1 inputs). The following table sets forth the units held, cost basis, and fair value of its investments in crypto assets, as shown on the condensed consolidated balance sheets as of March 31, 2025 (in thousands):

	Units	Cost Basis	Fair Value
Crypto assets held:
Bitcoin	10	$657	$793
Total	10	$657	$793

The following table presents a reconciliation of the fair values of the Company’s investments in crypto assets for the three months ended March 31, 2025 (in thousands):

Bitcoin
Balance, December 31, 2024	$2,849
Dispositions	(1,394)
Unrealized loss, net	(662)
Balance, March 31, 2025	$793

Dispositions are the result of sales of Bitcoin to support operational cash requirements. During the three months ended March 31, 2025, the Company had Bitcoin dispositions of $1.4 million, inclusive of realized gains of $0.5 million. The Company uses a first-in, first-out methodology to assign costs to Bitcoin for purposes of the Bitcoin held and realized gains and losses disclosure above. Bitcoin is included in current assets in the condensed consolidated balance sheets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

5. Convertible Debt

PIPE Notes

On June 28, 2023, Data Knights and certain investors (the “Purchasers”) entered into a Securities Purchase Agreement pursuant to which Data Knights issued and sold to the Purchasers senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), at the Purchasers’ election at a conversion price equal to the lower of (i) $10.00 per share, or (ii) 92.5% of the lowest volume weighted average trading price for the ten (10) Trading Days immediately preceding the conversion date. The PIPE Notes matured on the first anniversary of the issuance date, or November 7, 2024. The majority of the PIPE Notes holders have elected to convert their PIPE Notes into shares of Common Stock. As of March 31, 2025 the PIPE Notes have not been repaid or converted and remain outstanding.

The Company elected the fair value option (“FVO”) of accounting for its PIPE Notes. The estimated fair value adjustment is presented as a single line item within other (income) expense, net in the accompanying condensed consolidated statements of operations under the caption change in fair value of PIPE Notes. As of March 31, 2025 and December 31, 2024, the fair value of the PIPE Notes was $1.6 million and $1.7 million, respectively, which is included in current liabilities on the condensed consolidated balance sheets.

Shareholder Loans

From January to June 2024, the Company received gross proceeds of $1.6 million in connection with shareholder loans with a related party investor which are convertible into 2,123,312 shares of Common Stock at a conversion price of $0.7535 per share. These loans do not bear interest and mature one year from issuance. The balance of $1.6 million is included in loan – related party on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Yorkville Note

On June 17, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) (see Note 7). Upon entry into the SEPA, the Company issued Yorkville a $1.5 million convertible promissory note for $1.35 million in cash (after a 10% original issue discount) (the “Yorkville Note”). The Yorkville Note does not bear interest and matures on June 17, 2025. The Yorkville Note is convertible by Yorkville into shares of Common Stock at an aggregate purchase price based on a price per share equal to the lower of (a) $1.3408 per share (subject to downward reset upon the filing of the resale registration statement described below) or (b) 90% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq during the seven trading days immediately prior to each conversion (the “Variable Price”), but which Variable Price may not be lower than the Floor Price then in effect. The “Floor Price” is $0.28 per share, subject to the Company’s option to reduce the Floor Price to any amounts set forth in a written notice to Yorkville. Upon the occurrence and during the continuation of an event of default (as defined in the Yorkville Note), the Yorkville Note will become immediately due and payable. The issuance of the Common Stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding Common Stock as of June 18, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of Common Stock. The Company’s failure to file its Form 10-Q for the fiscal quarter ended June 30, 2024 by August 14, 2024 was an event of default under the Yorkville Note. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issuable under the SEPA by August 30, 2024 (see Note 6). Upon any event of default, the interest rate increases to 18% and the full unpaid principal amount may become immediately due and payable at Yorkville’s election. As of March 31, 2025 and December 31, 2024, the Company has not accrued any payments related to these events of default.

The Company elected the FVO of accounting for the Yorkville Note. The estimated fair value adjustment is presented as a single line item within other (income) expense, net in the accompanying condensed consolidated statements of operations under the caption change in fair value of Yorkville Note.

On December 20, 2024, Yorkville provided notice specifying their request to convert $0.2 million of outstanding principal into 245,007 shares of Common Stock, which was based on the Variable Price of $0.8163. As of December 31, 2024, the Company had not yet issued the 245,007 shares of Common Stock, and the fair value of $0.3 million was recorded as an equity forward sale contract and included in additional paid-in-capital in stockholders’ deficit in the condensed consolidated balance sheets as it met the criteria for equity accounting under ASC 815. These shares were issued to Yorkville on January 22, 2025.

On January 23, 2025, Yorkville provided notice specifying their request to convert $0.6 million of outstanding principal into 650,026 shares of Common Stock, which was based on the Variable Price of $0.9230. These shares were issued to Yorkville on January 24, 2025, and reclassified to stockholders’ deficit at fair value of $0.9 million in the condensed consolidated balance sheet as of March 31, 2025.

On January 27, 2025, Yorkville provided notice specifying their request to convert $0.2 million of outstanding principal into 216,675 shares of Common Stock, which was based on the Variable Price of $0.9230. These shares were issued to Yorkville on January 28, 2025, and reclassified to stockholders’ deficit at fair value of $0.2 million in the condensed consolidated balance sheet as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the fair value of the Yorkville Note was $0.6 million and $1.7 million, respectively, which is included in current liabilities on the condensed consolidated balance sheets.

6. Stockholders’ Deficit

Common Stock

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

In connection with the entry into the SEPA, on June 17, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than August 30, 2024, a registration statement for the resale by Yorkville of the shares of Common Stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing and to maintain the effectiveness of such registration statement during the 24-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Yorkville Note into Common Stock) until such resale registration statement is declared effective by the SEC. The Company has not yet filed a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issued under the SEPA, which is deemed an event of default under the SEPA. As a result, the full unpaid principal and accrued interest amount of the Yorkville Note, plus a payment premium of 10%, may become immediately due and payable at Yorkville’s election. As of March 31, 2025, the Company has not accrued any payments related to these events of default.

The SEPA was accounted for as a liability under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.1 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively. The derivative liability is classified in other long-term liabilities on the condensed consolidated balance sheets. The estimated remeasurement adjustment is presented as a single line item within other (income) expense, net in the accompanying condensed consolidated statements of operations under the caption change in fair value of derivative liability. The embedded forward option was deemed to have no value as there were no notices for the sale of Common Stock as of March 31, 2025 and December 31, 2024.

7. Net Loss per Share

For the three months ended March 31, 2025 and 2024, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three months ended March 31, 2025 and 2024, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period:

	Three Months Ended March 31,
	2025	2024
Options to purchase Common Stock	147,000	147,000
Unvested restricted stock units	1,912,895	1,708,023
Warrants for Common Stock	12,364,114	12,181,019
Convertible debt	5,468,831	2,799,420
Deferred underwriter fees	3,174,999	3,174,999
Loan extensions	3,274,182	3,274,182
Total	26,342,021	23,284,643

8. Stock-Based Compensation

The Company recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$3	$4
General and administrative	201	127
Sales and marketing	1	2
Research and development	3	4
Total stock-based compensation expense	$208	$137

9. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of
	March 31, 2025	December 31, 2024
Liability Classified Warrants
Business Combination Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Private Placement Warrants	2,199,939	2,199,939
Helena Termination Warrants	50,000	50,000
Subtotal	13,749,939	13,749,939
Grand Total	14,430,958	14,430,958

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in crypto assets – Bitcoin	$793	$-	$-	$793
Total assets, at fair value	$793	$-	$-	$793
Liabilities:
Business Combination Warrants	$-	$-	$15	$15
PIPE Warrants	-	-	3	3
PIPE Notes	-	-	1,601	1,601
Yorkville Note	-	-	594	594
SEPA derivative liability	-	-	110	110
Total liabilities, at fair value	$-	$-	$2,323	$2,323

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in crypto assets – Bitcoin	$2,849	$-	$-	$2,849
Total assets, at fair value	$2,849	$-	$-	$2,849
Liabilities:
Business Combination Warrants	$-	$-	$12	$12
PIPE Warrants	-	-	3	3
PIPE Notes	-	-	1,734	1,734
Yorkville Note	-	-	1,718	1,718
SEPA derivative liability	-	-	434	434
Total liabilities, at fair value	$-	$-	$3,901	$3,901

Business Combination Warrants and PIPE Warrants

The following table presents the changes in the Business Combination Warrants and PIPE Warrants measured at fair value during the three months ended March 31, 2025 (in thousands):

	Business Combination Warrants	PIPE Warrants
Balance, December 31, 2024	$12	$3
Changes in fair value	3	-
Balance, March 31, 2025	$15	$3

The Company remeasured the fair value of the Business Combination Warrants and PIPE Warrants at March 31, 2025 using the Black-Scholes option-pricing model with the following assumptions:

	As of March 31, 2025
	PIPE	Business Combination
	Warrants	Warrants
Stock price	$0.54	$0.54
Exercise price	$10.00	$11.50
Expected volatility	77.6%	77.6%
Weighted average risk-free rate	3.9%	3.9%
Expected dividend yield	-	-
Expected term (in years)	3.6	3.7

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

PIPE Notes and Yorkville Note

The following table presents the changes in the PIPE Notes and Yorkville Note measured at fair value during the three months ended March 31, 2025 (in thousands):

	PIPE Notes	Yorkville Note
Balance, December 31, 2024	$1,734	$1,718
Conversions into Common Stock	-	(1,094)
Changes in fair value	(133)	(30)
Balance, March 31, 2025	$1,601	$594

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

SEPA Derivative Liability

The following table presents the changes in the SEPA derivative liability measured at fair value during the three months ended March 31, 2025 (in thousands):

Yorkville SEPA
Balance, December 31, 2024	$434
Changes in fair value	(324)
Balance, March 31, 2025	$110

The estimated fair value of the SEPA derivative liability was determined using a Monte Carlo simulation model in order to project the future path of the Company’s stock price over the commitment period with the following assumptions:

	As of
	March 31,	December 31,
	2025	2024
Expected draws (in thousands)	$5,000	$5,000
Starting stock price	$0.54	$1.36
Expected volatility	160.0%	132.5%
Risk-free rate	4.0%	4.2%

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

Shareholder Loans

In addition to the convertible shareholder loans described in Note 5, the Company also issued $0.7 million in non-convertible shareholder loans with related party investors during 2023 and 2024. These loans bear an interest rate of 8.0% with a maturity date one year from issuance. The following table summarizes shareholder loans outstanding for the periods presented (in thousands):

	As of
	March 31, 2025	December 31, 2024
Shareholder loans – nonconvertible	$654	$654
Shareholder loans – convertible	1,600	1,600
Accrued interest	78	65
Total loan – related party	$2,332	$2,319

Loan Extensions

The Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be either repaid in cash or, at the option of the lender, exchanged for a fixed amount of Common Stock at a price of $10.00 per share upon the closing of a business combination or a similar event. At the closing of the Business Combination, all lenders provided notice to have their loans converted into shares upon the filing of a registration statement on Form S-1 with the SEC. As of March 31, 2025 and December 31, 2024, a registration statement has not yet been declared effective by the SEC, and a balance of $3.0 million remains outstanding on the Company’s condensed consolidated balance sheets.

12. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $2 thousand of rent expense, including common tenant costs and cancellation costs, during the three months ended March 31, 2025 and 2024, respectively.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recognized, if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company was not subject to any material legal proceedings during the three months ended March 31, 2025 and 2024.

13. Subsequent Events

The Company has evaluated subsequent events occurring through May 14, 2025, the date the condensed consolidated financial statements were issued, for events requiring recording or disclosure in the Company’s condensed consolidated financial statements.

Between April and May 2025, the Company entered into securities purchase agreements with two related party investors, pursuant to which the Company agreed to issue and sell 1,904,762 shares of its Common Stock at a price of $0.42 per share. The Company received gross proceeds of approximately $0.8 million from these transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in the Form 10-K.

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere (or incorporated by reference) in this Report and in the Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “OneMedNet”, “we”, “us”, “our,” and “the Company” are intended to mean the business and operations of OneMedNet Corporation and its consolidated subsidiary following the completion of the business combination on November 7, 2023 involving OneMedNet Solutions Corporation (formerly named OneMedNet Corporation) (“Legacy ONMD”), with Legacy ONMD surviving as a wholly owned subsidiary of Data Knights Acquisition Corp. (“Data Knights”) (the “Business Combination”).

Company Overview

We provide innovative solutions that unlock the significant value contained within the clinical image archives of healthcare providers. Employing our OneMedNet iRWD™ solution, which securely de-identifies, searches, and curates a data archive locally, bringing a wealth of internal and third-party research opportunities to providers. By leveraging our extensive federated provider network, together with our technology and in-house clinical expertise, OneMedNet is positioned to meet the most rigorous Real World Data life science requirements.

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

Interest Expense

Interest expense consists of interest incurred on our outstanding debt facilities, including loans with related parties, deferred underwriter fees and insurance premiums paid in exchange for a note payable.

Other (Income) Expenses, Net

Other (income) expenses, net, primarily includes the change in fair value of PIPE Notes and change in fair value of Yorkville Note (as defined below) for which we have elected the fair value option of accounting. Convertible notes payable, which include the Yorkville Note and PIPE Notes issued to related parties, including accrued interest and contingently issuable warrants, contain embedded derivatives, including settlement of the contingent conversion features, which require bifurcation and separate accounting. Accordingly, we have elected to measure the entire contingently convertible debt instruments, including accrued interest, at fair value. These debt instruments were initially recorded at fair value as liabilities and are subsequently re-measured at fair value on our condensed consolidated balance sheet at the end of each reporting period and at settlement, as applicable. Other income or expenses, net, also includes changes in fair value of warrants which are treated as liability instruments measured at fair value for accounting purposes, initially recorded at fair value and subsequently re-measured to fair value on our condensed consolidated balance sheets at the end of each reporting period. The changes in the fair value of these debt and liability instruments are recorded in changes in fair value, included as a component of other (income) expenses, net, in the condensed consolidated statements of operations.

Other (income) expenses, net, also includes change in fair value and realized gains of our Bitcoin holdings, as well as foreign exchange and tax expenses related to the Company’s operations and revenue outside of the United States.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenue
Subscription revenue	$58	$201	$(143)	-71%
Web imaging revenue	79	47	32	68%
Total revenue	137	248	(111)	-45%
Cost of revenue	361	317	44	14%
Gross margin	(224)	(69)	(155)	225%
Operating expenses
General and administrative	1,362	1,358	4	0%
Sales and marketing	290	229	61	27%
Research and development	348	445	(97)	-22%
Total operating expenses	2,000	2,032	(32)	-2%
Loss from operations	(2,224)	(2,101)	(123)	6%
Other (income) expense, net
Interest expense	31	42	(11)	-26%
Change in fair value of warrants	3	(7)	10	-143%
Change in fair value of PIPE Notes	(133)	(20)	(113)	565%
Change in fair value of Yorkville Note	(30)	-	(30)	N/A
Change in fair value of crypto assets – Bitcoin	662	-	662	N/A
Realized gain on sale of crypto assets – Bitcoin	(531)	-	(531)	N/A
Change in fair value of derivative liability	(324)	-	(324)	N/A
Other (income) expense	-	(7)	7	-100%
Total other (income) expense, net	(322)	8	(330)	-4,125%
Net loss	$(1,902)	$(2,109)	$207	-10%

Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
Subscription revenue (Beam)	$58	$201	$(143)	-71%
Web imaging revenue (Real-World Data)	79	47	(30)	68%
Total	$137	$248	$(111)	-45%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the three months ended March 31, 2025, overall revenue decreased by 45%. The primary driver for the decrease in subscription revenue was the planned discontinuation of the BEAM platform in 2025. As we move away from the BEAM platform to focus on iRWD sales, we have stopped renewals for most of our customers leading to a $0.1 million decrease for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The primary driver for the increase in web imaging revenue was due to our enhanced focus on iRWD sales leading to increased customer deliveries during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024
Cost of revenue	361	317
% of revenue	264%	128%

For the three months ended March 31, 2025, our cost of revenue as a percentage of revenue increased by 136% compared to the prior year period. The increase is primarily driven by the planned transition away from the BEAM platform, which has resulted in lower subscription revenue without the benefit of cost savings until the platform is discontinued later in 2025. The increase is also driven by higher iRWD data and personnel costs to support anticipated iRWD sales growth.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025, were generally consistent with the general and administrative expenses for the three months ended March 31, 2024.

Sales and Marketing

Our sales & marketing expense increased $61 thousand, or 27%, to $290 thousand for the three months ended March 31, 2025, from $229 thousand for the three months ended March 31, 2024. The increase is primarily due to an increase in personnel costs of $101 thousand resulting from increased headcount, which is partially offset by a $52 thousand decrease in consulting expenses.

Research and development

Our research and development expense decreased $97 thousand, or 22%, to $348 thousand for the three months ended March 31, 2025, from $445 thousand for the three months ended March 31, 2024. The decrease is primarily due to a decrease in personnel costs of $69 thousand and software and hosting expenses of $29 thousand. These decreases are driven by the focus on iRWD sales growth and less resources being allocated to research and development efforts.

Interest Expense

During the three months ended March 31, 2025 and 2024, interest expense was primarily comprised of interest expense on loans made by related parties (Management and Directors) and interest expense on the portion of deferred underwriter fees relating to the Business Combination that are payable in cash.

Change in Fair Value of Warrants

At the closing of the Business Combination in 2023, we issued warrants in connection with the PIPE financing and separately assumed certain private warrants from Data Knights. We determined that these warrants should be accounted for as liabilities, which are adjusted to fair value at the end of each reporting period. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of our Common Stock.

Change in Fair Value of PIPE Notes

At the closing of the Business Combination in 2023, we issued PIPE Notes that are convertible into shares of Common Stock and carried at fair value. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of our Common Stock.

Change in Fair Value of Yorkville Note

In June 2024, we issued the Yorkville Note which is convertible into shares of Common Stock and carried at fair value. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of our Common Stock.

Change in Fair Value of Bitcoin

The change in fair value of Bitcoin during the three months ended March 31, 2025 relates to the mark-to-market adjustment of Bitcoin, which we began strategically investing in using excess cash from our private placement transactions in the third quarter of 2024. As of March 31, 2024, we did not have any Bitcoin holdings.

Realized Gain on Sale of Crypto Assets – Bitcoin

The realized gain on sale of crypto assets – Bitcoin during the three months ended March 31, 2025 reflects the increase in the price of Bitcoin upon sale compared to its purchase price. As of March 31, 2024, we did not have any Bitcoin holdings.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability during the three months ended March 31, 2025 represents the remeasurement adjustment of the SEPA put option with Yorkville. The fair value is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period. During the three months ended March 31, 2024, we did not have the SEPA arrangement which explains the change between the periods.

Liquidity and Capital Resources

As of March 31, 2025, our principal sources of liquidity were proceeds from related party investors and private placement transactions and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in)
Operating activities	$(1,948)	$(1,547)
Investing activities	1,920	(6)
Financing activities	-	1,680

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

During the three months ended March 31, 2025, we used $1.9 million of cash in operating activities, primarily resulting from our net loss of $1.9 million and non-cash charges of $0.1 million, offset by cash provided by changes in our operating assets and liabilities of $0.1 million.

During the three months ended March 31, 2024, we used $1.5 million of cash in operating activities, primarily resulting from our net loss of $2.1 million, offset by non-cash charges of $0.1 million and cash provided by changes in our operating assets and liabilities of $0.4 million.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases and Bitcoin purchases and sales.

During the three months ended March 31, 2025, net cash provided by investing activities was $1.9 million, which primarily consisted of $1.9 million in sales of Bitcoin.

During the three months ended March 31, 2024, net cash used in investing activities was $6 thousand, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, we did not engage in any financing activities.

During the three months ended March 31, 2024, net cash provided by financing activities was $1.7 million, which primarily consisted of $1.3 million and $0.4 million of proceeds from shareholder loans and our revolving line of credit, respectively.

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

The following table summarizes our current and long-term material cash requirements as of March 31, 2025:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$6,870	$6,870	$-
Loan extensions	2,992	2,992	-
Deferred underwriter fee payable	3,262	3,262	-
Loan, related party	2,332	2,332	-
PIPE Notes	1,601	1,601	-
Yorkville Note	594	594	-
	$17,651	$17,651	$-

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K, the notes to our audited financial statements appearing in the Form 10-K, and the notes to the financial statements appearing elsewhere in this Report. Except as described in this Report, there have been no material changes to these critical accounting policies and estimates through March 31, 2025 from those discussed in the Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were ineffective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Material Weaknesses

As disclosed elsewhere in this Report, we completed the Business Combination on November 7, 2023. Prior to the Business Combination, Data Knights, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because Data Knights’ operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management is aware of material weaknesses in the Company’s internal control related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting, errors in accounting for non-routine transactions, and lack of record keeping. Due to the limited transactional volume currently experienced, combined with our financial limitations, we do not currently have an expanded accounting department that would allow us to better segregate duties. Over time, as we continue to grow and add accounting staff, we expect to continue to enhance our internal control structure, including appropriate segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” in the Form 10-K and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Form 10-K and our other public filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2025, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2025.

OneMedNet Corporation

By:	/s/ Robert Golden
Robert Golden
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

