Form 10-Q
period 2025-06-30
OneMedNet Corp
filed 2025-08-13
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 46,095,647 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Form 10-Q and other documents we file with the SEC. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our ability to raise substantial additional capital in sufficient amounts or on acceptable terms to fund our operations and our business plan;

●	risks inherent with investing in Bitcoin, including Bitcoin’s volatility;

●	our ability to implement our Bitcoin treasury strategy and its effects on our business;

●	our ability to reverse the recent decline in our revenue and resume growing our revenue;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

ii

●	our reliance on third-party suppliers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services; and

●	changes in demand for our products and services as a result of geopolitical and/or macroeconomic conditions.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$122	$172
Investment in crypto assets – Bitcoin	1,598	2,849
Accounts receivable, net	254	213
Prepaid expenses and other current assets	293	385
Total current assets	2,267	3,619
Property and equipment, net	70	108
Total assets	$2,337	$3,727
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,247	$6,654
Deferred revenues	512	561
Loan extensions	400	2,992
PIPE Notes	-	1,734
Yorkville Note	-	1,718
Deferred underwriter fee payable	-	3,250
Loans – related parties	-	2,319
Total current liabilities	6,159	19,228
Other long-term liabilities	18	449
Total liabilities	6,177	19,677
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred Stock, par value $0.0001, 1,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Common Stock, par value $0.0001; 100,000,000 shares authorized, 46,283,392 shares issued and 46,095,647 shares outstanding at June 30, 2025; 28,175,172 shares issued and 27,987,427 shares outstanding as of December 31, 2024	2	2
Additional paid-in capital	97,176	86,146
Treasury stock, at cost, 187,745 shares at June 30, 2025 and December 31, 2024	(529)	(529)
Accumulated deficit	(100,489)	(101,569)
Total stockholders’ deficit	(3,840)	(15,950)
Total liabilities and stockholders’ deficit	$2,337	$3,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Subscription revenue	$47	$141	$105	$342
Web imaging revenue	108	86	187	134
Total revenue	155	227	292	476
Cost of revenue	396	329	737	646
Gross margin	(241)	(102)	(445)	(170)
Operating expenses
General and administrative	1,183	1,716	2,615	3,073
Sales and marketing	257	253	542	483
Research and development	382	383	749	828
Total operating expenses	1,822	2,352	3,906	4,384
Loss from operations	(2,063)	(2,454)	(4,351)	(4,554)
Other expense (income), net
Interest expense	22	41	52	83
Change in fair value of warrants	-	6	3	(1)
Change in fair value of PIPE Notes	(1,088)	52	(1,221)	33
Change in fair value of Yorkville Note	(34)	823	(64)	823
Change in fair value of crypto assets – Bitcoin	174	-	837	-
Realized gain on sale of crypto assets – Bitcoin	(314)	-	(844)	-
Change in fair value of derivative liability	(110)	160	(434)	160
Gain on troubled debt restructurings	(3,707)	-	(3,707)	-
Stock warrant expense	-	33	-	33
Other expense	12	20	(53)	13
Total other expense (income), net	(5,045)	1,135	(5,431)	1,144
Net income (loss)	$2,982	$(3,589)	$1,080	$(5,698)
Net income (loss) per share attributable to common shares – basic	$0.07	$(0.14)	$0.03	$(0.23)
Weighted average shares of common stock outstanding – basic	36,835,945	25,180,764	35,477,382	24,957,754
Net income (loss) per share attributable to common shares – diluted	$0.07	$(0.14)	$0.03	$(0.23)
Weighted average shares of common stock outstanding – diluted	38,405,921	25,180,764	37,127,798	24,957,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

Three and Six Months Ended June 30, 2025

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	28,175,172	$2	(187,745)	$(529)	$86,146	$(101,569)	$(15,950)
Issuance of common stock in connection with September 2024 private placement	1,473,696	-	-	-	-	-	-
Partial conversion of Yorkville Note	1,111,708	-	-	-	1,094	-	1,094
Stock-based compensation expense	-	-	-	-	208	-	208
Net loss	-	-	-	-	-	(1,902)	(1,902)
Balances as of March 31, 2025	30,760,576	2	(187,745)	(529)	87,448	(103,471)	(16,550)
Issuance of common stock in connection with settlement of vendor payable	250,000	-	-	-	111	-	111
Issuance of common stock upon partial conversion of Yorkville Note	754,854	-	-	-	298	-	298
Issuance of common stock upon conversion of loans with related parties	3,166,475	-	-	-	2,334	-	2,334
Issuance of common stock upon conversion of PIPE Notes	1,453,174	-	-	-	510	-	510
Issuance of common stock upon conversion of loan extensions with related parties	3,650,248	-	-	-	2,584	-	2,584
Issuance of common stock in connection with June 2025 private placement	3,390,923	-	-	-	2,497	-	2,497
Issuance of common stock in connection with subscription agreements with related parties	2,857,142	-	-	-	1,197	-	1,197
Stock-based compensation expense	-	-	-	-	197	-	197
Net income	-	-	-	-	-	2,982	2,982
Balances as of June 30, 2025	46,283,392	$2	(187,745)	$(529)	$97,176	$(100,489)	$(3,840)

Three and Six Months Ended June 30, 2024

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	23,572,232	$2	-	$-	$77,996	$(91,440)	$(13,442)
Issuance of common stock to settle deferred underwriter fee payable	277,778	-	-	-	242	-	242
Stock-based compensation expense	-	-	-	-	137	-	137
Repurchase of common stock	-	-	(187,745)	(529)	-	-	(529)
Net loss	-	-	-	-	-	(2,109)	(2,109)
Balances as of March 31, 2024	23,850,010	2	(187,745)	(529)	78,375	(93,549)	(15,701)
Vesting of restricted stock units	200,000	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	103	-	103
Net loss	-	-	-	-	-	(3,589)	(3,589)
Balances as of June 30, 2024	24,050,010	$2	(187,745)	$(529)	$78,478	$(97,138)	$(19,187)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,080	$(5,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	46	21
Stock-based compensation expense	405	240
Stock warrant expense	-	33
Change in fair value of warrant liabilities	3	(1)
Change in fair value of PIPE Notes	(1,221)	33
Change in fair value of Yorkville Note	(64)	823
Change in fair value of crypto assets – Bitcoin	837	-
Change in fair value of derivative liability	(434)	160
Realized gain on sale of crypto assets – Bitcoin	(844)	-
Gain on troubled debt restructurings	(3,707)	-
Gain on forgiveness of CEBA loan	-	(15)
Non-cash interest	45	67
Change in operating assets and liabilities:
Accounts receivable	(41)	77
Prepaid expenses and other current assets	92	(8)
Accounts payable and accrued expenses	(380)	950
Deferred revenues	(49)	265
Net cash used in operating activities	(4,232)	(3,053)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(7)
Purchases of crypto assets – Bitcoin	(2,200)	-
Sales of crypto assets – Bitcoin	3,458	-
Net cash provided by (used in) investing activities	1,250	(7)
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs	2,497	-
Proceeds from subscription agreements with related parties, net of issuance costs	1,197	-
Repayment of Yorkville Note	(262)	-
Repayment of deferred underwriter fees payable	(500)	-
Proceeds from issuance of shareholder loans	-	2,000
Repayment of shareholder loan	-	(100)
Proceeds from line of credit borrowings	-	500
Repayment of CEBA loan	-	(30)
Proceeds from issuance of Yorkville Note	-	1,350
Net cash provided by financing activities	2,932	3,720
Net (decrease) increase in cash and cash equivalents	(50)	660
Cash and cash equivalents at beginning of period	172	47
Cash and cash equivalents at end of period	$122	$707
Supplemental disclosures of cash flow information
Cash paid for interest	$8	$-
Cash paid for taxes	$-	$18
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with settlement of vendor payable	$111	$-
Issuance of common stock upon partial conversion of Yorkville Note	$1,392	$-
Issuance of common stock upon conversion of loans with related parties	$2,334	$-
Issuance of common stock upon conversion of PIPE Notes	$510	$-
Issuance of common stock upon conversion of loan extensions with related parties	$2,584	$-
Issuance of common stock to settle deferred underwriter fee payable	$-	$242
Common stock repurchase consideration in accounts payable and accrued expenses	$-	$529

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future annual or interim period.

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

Liquidity and Going Concern

The Company has incurred recurring operating losses since its inception, including $2.1 million and $4.4 million for the three and six months ended June 30, 2025, respectively. In addition, the Company had an accumulated deficit of $100.5 million as of June 30, 2025. The Company’s cash and Bitcoin balance of $0.1 million and $1.6 million, respectively, as of June 30, 2025 is not adequate to fund its operations through at least twelve months from the date these condensed consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue and expand its operations, the Company will be required to, and management plans to, raise additional working capital through equity or debt offerings and ultimately hopes to attain profitable operations to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the condensed consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to continue receiving working capital cash payments and generating cash flow from operations.

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

Net Income (Loss) per Share

The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities. Certain outstanding warrants are considered participating securities because they are entitled to receive dividends or other distributions to the same extent as holders of Common Stock. The pre-funded warrants associated with certain private placement transactions are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. In periods of net loss, the net loss attributable to common stockholders is not allocated to the warrant holders as the warrant holders do not have a contractual obligation to share in losses.

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Basic net income per share is calculated as net income available to common shareholders after the allocation of undistributed earnings to the participating securities by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. In periods of net loss, there is no difference in the number of shares used to calculate basic and diluted shares outstanding. Diluted net income per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted-average number of shares outstanding for the period to the extent they are not anti-dilutive.

Modification of Equity Classified Warrants

A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under Accounting Standards Codification (“ASC”) 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant over and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for any incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt financing, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications, the incremental change in fair value is recognized as a deemed dividend.

Troubled Debt Restructuring

The Company evaluates all modifications to its debt obligations in accordance with ASC 470-60, Debt-Troubled Debt Restructurings by Debtors (“ASC 470-60”). A modification is a troubled debt restructuring (“TDR”) if both (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. In determining if a company is experiencing financial difficulties for a TDR, as contemplated by the applicable standard, several factors are considered including whether the company is currently in payment default on any debt, if there is a high probability of future default without modification, bankruptcy considerations, or if there is substantial doubt about the company’s ability to continue as a going concern. A lender is granting a concession when the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt. If a debt restructuring involves a transfer of assets or the issuance of an equity interest in full satisfaction of a debt obligation, a concession is granted if the debt’s carrying amount exceeds the fair value of such assets or equity interests.

The recognition and measurement of the impact of a TDR on the condensed consolidated financial statements depends on whether the fair value of consideration transferred or future undiscounted cash flows specified by the new terms are greater (gain is recorded in the condensed consolidated statements of operations for the difference) or less (no gain is recorded in the condensed consolidated statements of operations for the difference) than the carrying value of the debt.

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

3. Segment Information

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company is a healthcare software company with solutions focused on digital medical image management, exchange, and sharing. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to digital medical image management, exchange, and sharing. The Company’s CODM, its chief executive officer (“CEO”), reviews operating results on an aggregate basis and manages the operations as a single operating segment. The CODM evaluates performance and allocates resources based on operating loss that also is reported on the statements of operations as operating loss, and cash used in operations which is reported on the statements of cash flows. Significant expenses reviewed by the CODM include those that are presented in the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Substantially all long-lived assets are located in the United States.

The table below provides the Company’s total revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$55	$170	$174	$348
Europe and Middle East	65	57	69	128
Asia Pacific	35	-	49	-
Total	$155	$227	$292	$476

4. Crypto Assets Held

The Company’s crypto assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted end-of-day price on the measurement date for a single Bitcoin on an active trading platform, River.com. Management has determined that River.com, an active exchange market, represents a principal market for Bitcoin and the end-of-day quoted price is both readily available and representative of fair value (Level 1 inputs). The following table sets forth the units held, cost basis, and fair value of its investments in crypto assets, as shown on the condensed consolidated balance sheets as of June 30, 2025 (in thousands):

	Units	Cost Basis	Fair Value
Crypto assets held:
Bitcoin	15	$1,636	$1,598
Total	15	$1,636	$1,598

The following table presents a reconciliation of the fair values of the Company’s investments in crypto assets for the six months ended June 30, 2025 (in thousands):

Bitcoin
Balance, December 31, 2024	$2,849
Additions	2,200
Dispositions	(2,614)
Unrealized loss, net	(837)
Balance, June 30, 2025	$1,598

Additions are the result of the Company acquiring Bitcoin with liquid assets from private placements, while dispositions are the result of sales of Bitcoin. During the six months ended June 30, 2025, the Company had Bitcoin dispositions of $2.6 million, inclusive of realized gains of $0.8 million. The Company uses a first-in, first-out methodology to assign costs to Bitcoin for purposes of the Bitcoin held and realized gains and losses disclosure above. Bitcoin is included in current assets in the condensed consolidated balance sheets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Professional fees	$3,579	$4,965
Payroll liabilities	621	621
Stock repurchase payable	329	329
Data provider costs	319	367
Other	399	372
	$5,247	$6,654

During the six months ended June 30, 2025, the Company negotiated and settled certain trade payables owed by the Company with an aggregate carrying value of $1.3 million. At the time of these settlements, (1) the Company had negative cash flow from operations, historical losses, and a significant accumulated deficit that raised substantial doubt about the Company’s ability to continue as a going concern, and (2) a concession was granted to the Company, as the fair value of the consideration received by the vendors was less than the net carrying value of the payables. As a result, the Company accounted for these transactions as troubled debt restructurings in accordance with ASC 470-60. In accordance with the accounting for troubled debt restructurings, the Company derecognized the outstanding payables and recognized the consideration transferred to the vendors at fair value. The fair value of consideration transferred included $0.2 million in cash payments made by the Company and equity interests comprised of 250,000 shares of the Company’s Common Stock valued at $0.1 million. The fair value of the equity interests was determined using the closing price of the Company’s Common Stock of $0.45 on the agreement effective date. The difference in value between the carrying value of the payables and the fair value of consideration transferred resulted in a gain on troubled debt restructuring of $0.9 million in the Company’s condensed consolidated statements of operations.

6. Debt

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

The Company elected the fair value option (“FVO”) of accounting for its PIPE Notes. The estimated fair value adjustment is presented as a single line item within other (income) expense, net in the accompanying condensed consolidated statements of operations under the caption change in fair value of PIPE Notes

On June 17, 2025 and June 18, 2025, the Purchasers agreed to convert $1.7 million of outstanding principal and accrued interest into an aggregate of 1,453,174 shares of Common Stock, which was based on the floor price of $1.14 per share. As such, the net carrying amount of the PIPE Notes was adjusted to its fair value of $0.5 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets as of June 30, 2025. As such, there was no balance outstanding as of June 30, 2025.

As of December 31, 2024, the fair value of the PIPE Notes was $1.7 million, which is included in current liabilities on the condensed consolidated balance sheets.

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

On June 19, 2025, two related party investors agreed to convert $2.6 million of loan extensions outstanding into 3,650,248 shares of Common Stock at an agreed-upon conversion price of $0.71 per share. At the time of the conversion notices, the Company was experiencing financial difficulties (see Note 5), and a concession was granted to the Company because the fair value of the equity interests received by the investors was less than the carrying amounts of the loan extensions on such date. In accordance with the accounting for troubled debt restructurings, the Company derecognized the remaining balance associated with the loans and recognized the equity interests issued to the related parties at fair value. The fair value of the equity interests was determined using the closing price of the Company’s Common Stock of $0.36 per share on the conversion notice date. The difference in value between the carrying value of the loans and the fair value of consideration transferred was accounted for as a capital transaction with related parties and no gain or loss was recognized related to this TDR. As such, the net carrying value of $2.6 million was reclassified to stockholders’ deficit in the condensed consolidated balance sheets as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, a balance of $0.4 million and $3.0 million, respectively, remains outstanding on the Company’s condensed consolidated balance sheets.

Shareholder Loans

Convertible

From January 2024 to June 2024, the Company received gross proceeds of $1.6 million in connection with shareholder loans with a related party investor which are convertible into 2,123,424 shares of Common Stock at a conversion price of $0.7535 per share. These loans did not bear interest and matured one year from issuance.

On June 17, 2025, the investor provided notice to convert all $1.6 million of outstanding principal into 2,123,424 shares of Common Stock, which was based on the stated conversion price of $0.7535 per share. The conversion occurred in accordance with the conversion privileges provided in the terms of the loans and the net carrying value was reclassified to stockholders’ deficit in the condensed consolidated balance sheets as of June 30, 2025.

Non-Convertible

From April 2023 to February 2024, the Company also issued $0.7 million in non-convertible shareholder loans with two related party investors. These loans bore an interest rate of 8.0% with a maturity date one year from issuance.

On June 19, 2025, these investors agreed to convert $0.7 million of non-convertible shareholder loans outstanding into 1,043,051 shares of Common Stock at an agreed-upon conversion price of $0.71 per share. At the time of the conversion notices, the Company was experiencing financial difficulties (see Note 5), and a concession was granted to the Company because these loans were not convertible pursuant to their original terms and the fair value of equity interests received by the shareholders was less than the carrying amounts of the loans on such date. In accordance with the accounting for troubled debt restructurings, the Company derecognized the remaining principal and accrued interest associated with the loans and recognized the equity interests issued to the shareholders at fair value. The fair value of the equity interests issued was determined using the closing price of the Company’s Common Stock of $0.36 on the conversion notice date. The difference in value between the carrying value of the loans and the fair value of consideration transferred was accounted for as a capital transaction with related parties and no gain or loss was recognized related to this TDR. As such, the net carrying value of $0.7 million was reclassified to stockholders’ deficit in the condensed consolidated balance sheets as of June 30, 2025.

The following table summarizes shareholder loans outstanding as of December 31, 2024 (in thousands):

December 31, 2024
Shareholder loans – non-convertible	$654
Shareholder loans – convertible	1,600
Accrued interest	65
Total loan – related party	$2,319

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

On January 23, 2025, Yorkville provided notice specifying their request to convert $0.6 million of outstanding principal into 650,026 shares of Common Stock, which was based on the Variable Price of $0.9230. As such, the net carrying amount was adjusted to its fair value of $0.9 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets as of June 30, 2025.

On January 27, 2025, Yorkville provided notice specifying their request to convert $0.2 million of outstanding principal into 216,675 shares of Common Stock, which was based on the Variable Price of $0.9230. As such, the net carrying amount was adjusted to its fair value of $0.2 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets as of June 30, 2025.

On May 27, 2025, Yorkville provided notice specifying their request to convert $0.1 million of outstanding principal into 288,001 shares of Common Stock, which was based on the Variable Price of $0.3472. As such, the net carrying amount was adjusted to its fair value of $0.1 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets as of June 30, 2025.

On June 11, 2025, Yorkville provided notice specifying their request to convert $0.2 million of outstanding principal into 466,853 shares of Common Stock, which was based on the Variable Price of $0.3213. As such, the net carrying amount was adjusted to its fair value of $0.2 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets as of June 30, 2025.

The following table sets forth all conversions that have taken place with Yorkville as of June 30, 2025 (in thousands, except share amounts):

	Principal Converted	Shares of Common Stock Issued
December 20, 2024	$200	245,007
January 23, 2025	600	650,026
January 27, 2025	200	216,675
May 27, 2025	100	288,001
June 11, 2025	150	466,853
Total	1,250	1,866,562

On June 18, 2025, the Company repaid the remaining balance outstanding under the Yorkville Note for a total of $0.3 million, which consisted of the outstanding principal balance and payment premium. As such, no balance remains outstanding under the Yorkville Note as of June 30, 2025.

As of December 31, 2024, the fair value of the Yorkville Note was $1.7 million, which is included in current liabilities on the condensed consolidated balance sheets.

7. Stockholders’ Deficit

During the six months ended June 30, 2025, the Company:

●	Issued 1,473,696 shares of Common Stock through a private placement transaction with an institutional investor that closed in September 2024. These shares were unissued as of December 31, 2024, and the number of issuable shares was modified in January 2025 pursuant to the Warrant Amendment (as defined below). The modified number of shares was issued on January 21, 2025.

●	Issued 1,621,555 shares of Common Stock valued at $1.4 million through the partial conversion of the Yorkville Note with an outstanding principal balance of $1.1 million. In addition, the Company issued 245,007 shares of Common Stock to settle the conversion notice from December 2024 (see Note 6).
●	Issued 250,000 shares of Common Stock to a vendor in full satisfaction of $0.2 million of accounts payable owed by the Company (see Note 5).
●	Issued 3,166,475 shares of Common Stock with a carrying amount of $2.3 million through the conversion of shareholder loans (see Note 6).
●	Issued 1,453,174 shares of Common Stock valued at $0.5 million through the conversion of PIPE Notes with an outstanding principal and accrued interest balance of $1.7 million (see Note 6).
●	Issued 3,650,248 shares of Common Stock with a carrying amount of $2.6 million through the conversion of loan extensions (see Note 6).
●	Issued 3,390,923 shares of Common Stock through a private placement transaction with an accredited investor that closed in June 2025 . In addition, the Company issued 2,561,457 pre-funded warrants exercisable for 2,561,457 shares of its Common Stock to the same accredited investor (see further details below).
●	Issued 2,857,142 shares of Common Stock through subscription agreements with related party investors that closed in June 2025 (see further details below).

Private Placement

On June 19, 2025 the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to issue and sell 3,390,923 shares of its Common Stock at a price of $0.42 per share and pre-funded warrants exercisable for 2,561,457 shares of its Common Stock at an exercise price of $0.42 per share (the “June 2025 Pre-Funded Warrants”). The investor was required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The warrants and pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. Holders of pre-funded warrants are entitled to receive dividends, if declared, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the Common Stock. The Company received net proceeds of approximately $2.5 million from the private placement, after deducting an immaterial amount of offering expenses.

Subscription Agreements – Related Parties

On June 20, 2025, the Company entered into subscription agreements with two related party investors, pursuant to which the Company agreed to issue and sell 2,857,142 shares of its Common Stock at a price of $0.42 per share. The Company received net proceeds of approximately $1.2 million from the related party subscription agreements, after deducting an immaterial amount of offering expenses.

Settlement of Deferred Underwriter Fees

In connection with the Business Combination, Data Knights entered into an agreement with their underwriters (“EF Hutton”) whereby EF Hutton agreed to waive the related merger underwriting fees that were payable at closing ($4.0 million) in exchange for allocated payments as follows: (i) $0.5 million in cash at closing; (ii) a $0.5 million promissory note that matured on March 1, 2024; and (iii) a transfer of 277,778 shares of Common Stock, which were valued at the closing stock price of $10.89 per share on June 28, 2023. If, five trading days prior to the six-month anniversary, the aggregate VWAP value of the 277,778 shares of Common Stock was lower than the original share value of $3.0 million, the Company was obligated to compensate EF Hutton at a new share price equal to the difference in amount on such date. Due to the decrease in share value on the six-month anniversary, the Company was required to either pay to EF Hutton an additional $2.8 million or issue to EF Hutton an additional 3,175,000 shares of Common Stock. In January 2024, the Company issued the original 277,778 shares of Common Stock as consideration for $0.2 million owed by the Company. In August 2024, the Company made a payment of $0.1 million under the promissory note.

As of December 31, 2024, the Company was obligated to pay EF Hutton the true-up of either $2.8 million or 3,175,000 shares of Common Stock valued at $0.88 per share, plus the remaining $0.4 million promissory note. Upon the occurrence of an event of default, the promissory note bears interest at a rate of 12.5% until such event of default is cured. The promissory note remained unpaid upon maturity on March 1, 2024, and the Company recorded interest expense of $0.1 million during the year ended December 31, 2024, because of the event of default. As of December 31, 2024, deferred underwriter fees payable totaled $3.3 million.

On June 5, 2025, the Company entered into an amendment to the agreement with EF Hutton whereby the Company agreed to make a one-time cash payment of $0.5 million in full satisfaction of all amounts due under the underwriter agreement. At the time of settlement, the Company was experiencing financial difficulties (see Note 5), and a concession was granted to the Company because the cash received by EF Hutton was less than the carrying amount of the deferred underwriter fees payable. The difference in value between the carrying value of the deferred underwriter fees payable and the cash payment resulted in a gain on troubled debt restructuring of $2.8 million in the Company’s condensed consolidated statements of operations.

Amendment to September 2024 Private Placement

On January 21, 2025, the Company entered into an amendment with an investor holding 743,314 pre-funded warrants (the “September 2024 Pre-Funded Warrants”) issued in a private placement transaction that closed in September 2024 (the “Warrant Amendment”). The Warrant Amendment resulted in the number of shares of Common Stock issuable upon exercise increasing from 743,314 to 1,188,209. In exchange for the issuance of an additional 444,895 pre-funded warrants, the Company agreed to reduce the number of issuable shares of its Common Stock from 1,918,591 to 1,473,696. The 1,473,696 shares of Common Stock were issued contemporaneously with the exchange in January 2025.

The Company accounted for the exchange as a warrant modification. The total fair value of the September 2024 Pre-Funded Warrants and issuable shares of Common Stock prior to the modification was approximately equal to the fair value after the modification, and therefore, there was no incremental fair value related to the Warrant Amendment.

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

As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville a $25 thousand cash structuring fee. In addition, the Company was required to pay a commitment fee in shares equal to $0.5 million. In September 2024, the Company paid an equivalent of the commitment fee by issuing 526,312 shares of Common Stock to Yorkville.

In connection with the entry into the SEPA, on June 17, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than August 30, 2024, a registration statement for the resale by Yorkville of the shares of Common Stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing and to maintain the effectiveness of such registration statement during the 24-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Yorkville Note into Common Stock) until such resale registration statement is declared effective by the SEC. The Company has not yet filed a registration statement with the SEC for the resale by Yorkville of the shares of Common Stock issued under the SEPA, which is deemed an event of default under the SEPA. As a result, the full unpaid principal and accrued interest amount of the Yorkville Note, plus a payment premium of 10%, may become immediately due and payable at Yorkville’s election. As of June 30, 2025, the Company has not accrued any payments related to these events of default.

The SEPA was accounted for as a liability under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of Common Stock. As of June 30, 2025, the fair value of the derivative liability related to the embedded put option was deemed to have no value because the Company no longer expects to draw on the SEPA as a result of recent financings and alternative investment opportunities. As of December 31, 2024, the fair value of derivative liability related to the embedded put option was $0.4 million. The derivative liability is classified in other long-term liabilities on the condensed consolidated balance sheets. The estimated remeasurement adjustment is presented as a single line item within other (income) expense, net in the accompanying condensed consolidated statements of operations under the caption change in fair value of derivative liability. The embedded forward option was deemed to have no value as there were no notices for the sale of Common Stock as of June 30, 2025 and December 31, 2024.

8. Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$2,982	$(3,589)	$1,080	$(5,698)
Less: undistributed earnings attributable to participating warrant holders	(225)	-	(80)	$-
Net income (loss) attributable to common shareholders – basic	$2,757	$(3,589)	$1,000	$(5,698)
Reallocation of undistributed earnings attributable to participating warrant holders	9	$-	3	-
Net income (loss) attributable to common shareholders – diluted	$2,766	$(3,589)	$1,003	$(5,698)
Denominator:
Weighted average shares of common stock outstanding – basic	36,835,945	25,180,764	35,477,382	24,957,754
Net income (loss) per share attributable to common shares – basic	$0.07	$(0.14)	$0.03	$(0.23)
Effective of dilutive securities
Restricted stock units	1,106,197	-	1,160,296	-
Warrants	33,779	-	60,120	-
Loan extensions	430,000	-	430,000	-
Dilutive potential common shares	1,569,976	-	1,650,416	-
Weighted average shares of common stock outstanding – diluted	38,405,921	25,180,764	37,127,798	24,957,754
Net income (loss) per share attributable to common shares – diluted	$0.07	$(0.14)	$0.03	$(0.23)

For the three and six months ended June 30, 2024, during which the Company recorded a net loss, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For these periods, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same.

For the three and six month ended June 30, 2025, the Company reported net income. For these periods, net income is allocated to the participating warrants and the Common Stock based on their participation rights. Under the two-class method, basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. In addition, the dilutive effect of restricted stock units and warrants were calculated using the treasury stock method, whereby all such awards were assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for restricted stock units, were assumed to be used to purchase outstanding Common Stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase Common Stock	-	147,000	-	147,000
Restricted stock units	743,907	1,428,023	689,808	1,428,023
Warrants for Common Stock	12,330,336	12,181,020	12,303,995	12,181,020
Convertible debt	-	8,935,634	-	8,935,634
Deferred underwriter fees	-	3,175,000	-	3,175,000
Loan extensions	-	3,274,182	-	3,274,182
Total common stock equivalents	13,074,243	29,140,859	12,993,803	29,140,859

9. Stock-Based Compensation

The Company recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	4	4	7	8
General and administrative	187	92	388	220
Sales and marketing	1	2	2	3
Research and development	5	5	8	9
Total stock-based compensation expense	197	103	405	240

10. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of
	June 30, 2025	December 31, 2024
Liability Classified Warrants
Business Combination Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Private Placement Warrants	5,206,291	2,199,939
Helena Termination Warrants	50,000	50,000
Subtotal	16,756,291	13,749,939
Grand Total	17,437,310	14,430,958

As disclosed in Note 7, the Company entered into the Warrant Amendment in January 2025, which resulted in the number of Private Placement Warrants increasing by 444,895 shares. The transaction was accounted for as a warrant modification with no incremental fair value recognized in the condensed consolidated financial statements as of and for the six months ended June 30, 2025. In addition, as disclosed in Note 7, the Company issued the June 2025 Pre-Funded Warrants in connection with the private placement with an institutional investor. These warrants are classified as equity in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”).

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in crypto assets – Bitcoin	$1,598	$-	$-	$1,598
Total assets, at fair value	$1,598	$-	$-	$1,598
Liabilities:
Business Combination Warrants	$-	$-	$15	$15
PIPE Warrants	-	-	3	3
SEPA derivative liability	-	-	-	-
Total liabilities, at fair value	$-	$-	$18	$18

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in crypto assets – Bitcoin	$2,849	$-	$-	$2,849
Total assets, at fair value	$2,849	$-	$-	$2,849
Liabilities:
Business Combination Warrants	$-	$-	$12	$12
PIPE Warrants	-	-	3	3
PIPE Notes	-	-	1,734	1,734
Yorkville Note	-	-	1,718	1,718
SEPA derivative liability	-	-	434	434
Total liabilities, at fair value	$-	$-	$3,901	$3,901

Business Combination Warrants and PIPE Warrants

The following table presents the changes in the Business Combination Warrants and PIPE Warrants measured at fair value during the six months ended June 30, 2025 (in thousands):

	Business Combination Warrants	PIPE Warrants
Balance, December 31, 2024	$12	$3
Changes in fair value	3	-
Balance, June 30, 2025	$15	$3

The Company remeasured the fair value of the Business Combination Warrants and PIPE Warrants at June 30, 2025 using the Black-Scholes option-pricing model with the following assumptions:

	As of June 30, 2025
	PIPE	Business Combination
	Warrants	Warrants
Stock price	$0.57	$0.57
Exercise price	$10.00	$11.50
Expected volatility	80.6%	80.6%
Weighted average risk-free rate	3.7%	3.7%
Expected dividend yield	-	-

Expected term (in years)	3.4	3.4

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

PIPE Notes and Yorkville Note

The following table presents the changes in the PIPE Notes and Yorkville Note measured at fair value during the six months ended June 30, 2025 (in thousands):

	PIPE Notes	Yorkville Note
Balance, December 31, 2024	$1,734	$1,718
Conversions into Common Stock	(513)	(1,392)
Cash repayment	-	(262)
Changes in fair value	(1,221)	(64)
Balance, June 30, 2025	$-	$-

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

SEPA Derivative Liability

The following table presents the changes in the SEPA derivative liability measured at fair value during the six months ended June 30, 2025 (in thousands):

Yorkville SEPA
Balance, December 31, 2024	$434
Changes in fair value	(434)
Balance, June 30, 2025	$-

The estimated fair value of the SEPA derivative liability was determined using a Monte Carlo simulation model in order to project the future path of the Company’s stock price over the commitment period with the following assumptions:

	As of
	June 30, 2025	December 31, 2024
Expected draws (in thousands)	$-	$5,000
Starting stock price	$-	$1.36
Expected volatility	-%	132.5%
Risk-free rate	-%	4.2%

12. Related Party Transactions

PIPE Notes and Warrants

Data Knights issued and sold PIPE Notes in connection with the Business Combination, which were convertible into shares of Common Stock. Total proceeds raised from the PIPE Notes were $1.5 million, of which $1.0 million was with related party investors. In June 2025, all holders of PIPE Notes agreed to convert the outstanding principal and accrued interest into 1,453,174 shares of Common Stock, of which 972,326 shares were issued to these related party investors. See Note 6 for further details.

In connection with the issuance of the PIPE Notes, the Company also issued a total of 95,744 shares of PIPE Warrants, of which 63,829 shares were issued to the same related party investors.

Shareholder Loans

As described in Note 6, the Company received gross proceeds of $1.6 and $0.7 million in connection with convertible and non-convertible shareholder loans, respectively, with two related party investors between 2023 and 2024. In June 2025, these investors agreed to convert the outstanding balance into an aggregate of 3,166,476 shares of Common Stock. See Note 6 for further details.

Loan Extensions

As described in Note 6, the Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. In June 2025, two related party investors agreed to convert their outstanding balances under the loan extension agreements into an aggregate of 3,650,248 shares of Common Stock. See Note 6 for further details.

Subscription Agreements

As described in Note 7, the Company issued 2,857,142 shares of Common Stock in exchange for gross proceeds of $1.2 million pursuant to subscription agreements with two related party investors. See Note 7 for further details.

13. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $2 thousand of rent expense, including common tenant costs and cancellation costs, during each of the three months ended June 30, 2025 and 2024 and $5 thousand for each of the six months ended June 30, 2025 and 2024, respectively.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recognized, if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company was not subject to any material legal proceedings during the six months ended June 30, 2025 and 2024.

14. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its condensed consolidated financial statements.

On July 10, 2025, the Company entered into settlement agreements with two vendors regarding the balances owed by the Company. The total outstanding balances payable to the two vendors was $1.9 million, which the parties agreed to settle for an aggregate reduced fee of $50 thousand along with mutual releases.

On July 11, 2025, the Company entered into an amended loan extension agreement with a former lender to the Company related to $0.1 million of the remaining outstanding balance (see Note 6). Under the original terms of the loan extension agreement, the loan did not bear interest and matured upon the closing of the Business Combination. As amended, the extension loan bears an interest rate of 6.0% with a maturity date of June 15, 2027. The Company has agreed to make 24 consecutive monthly payments beginning on July 15, 2025 in equal installments of $4,413, which includes principal plus accrued and unpaid interest. The Company made the first payment on July 15, 2025, and will incur a total of $5,910 of incremental interest charges in future periods as a result of the amendment.

On July 15, 2025, the Company entered into an amended promissory note agreement with a former lender to the Company related to the $0.3 million stock repurchase commitment (see Note 5). Under the original terms of the promissory note, the loan did not bear interest and matured on July 30, 2024. As amended, the loan bears an interest rate of 7.0% dating back to March 1, 2024 with a maturity date of June 15, 2028. The Company has agreed to make 36 consecutive monthly payments beginning on July 15, 2025 in equal installments of $11,378, which includes principal plus accrued and unpaid interest. The Company made the first payment on July 15, 2025, and will incur a total of $0.1 million in incremental interest charges in future periods as a result of the amendment.

The Company has evaluated subsequent events occurring through August 13, 2025, the date the condensed consolidated financial statements were issued, for events requiring recording or disclosure in the Company’s condensed consolidated financial statements.

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

Other (income) expenses, net, also includes change in fair value and realized gains of our Bitcoin holdings, gain on troubled debt restructuring and foreign exchange and tax expenses related to the Company’s operations and revenue outside of the United States. Gain on troubled debt restructuring includes the gains on account of restructuring of loans from lenders and gains on account of concluded negotiations with vendors for reduction in outstanding liabilities.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenue
Subscription revenue	$47	$141	$(94)	-67%
Web imaging revenue	108	86	22	26%
Total revenue	155	227	(72)	-32%
Cost of revenue	396	329	67	20%
Gross margin	(241)	(102)	(139)	136%
Operating expenses
General and administrative	1,183	1,716	(533)	-31%
Sales and marketing	257	253	4	2%
Research and development	382	383	(1)	0%
Total operating expenses	1,822	2,352	(530)	-23%
Loss from operations	(2,063)	(2,454)	391	-16%
Other (income) expense, net
Interest expense	22	41	(19)	-46%
Change in fair value of warrants	-	6	(6)	-100%
Change in fair value of PIPE Notes	(1,088)	52	(1,140)	-2192%
Change in fair value of Yorkville Note	(34)	823	(857)	-104%
Change in fair value of crypto assets – Bitcoin	174	-	174	N/A
Realized gain on sale of crypto assets – Bitcoin	(314)	-	(314)	N/A
Change in fair value of derivative liability	(110)	160	(270)	-169%
Gain on troubled debt restructurings	(3,707)	-	(3,707)	N/A
Stock warrant expense	-	33	(33)	-100%
Other (income) expense	12	20	(8)	-40%
Total other (income) expense, net	(5,045)	1,135	(6,180)	-544%
Net income (loss)	$2,982	$(3,589)	$6,571	-183%

Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
Subscription revenue (Beam)	$47	$141	$(94)	-67%
Web imaging revenue (Real-World Data)	108	86	22	26%
Total	$155	$227	$(72)	-32%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the three months ended June 30, 2025, overall revenue decreased by 32%. The primary driver for the decrease in subscription revenue was due to the planned decommissioning of the BEAM platform, which occurred on May 31, 2025. When we made the decision to move away from the BEAM platform to focus on iRWD sales, we stopped renewals for our customers leading to a $0.1 million decrease for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The primary driver for the increase in web imaging revenue was due to our enhanced focus on iRWD sales leading to increased customer deliveries during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Cost of Revenue

	Three Months Ended June 30,
	2025	2024
Cost of revenue	396	329
% of revenue	255%	145%

For the three months ended June 30, 2025, our cost of revenue as a percentage of revenue increased by 110% compared to the prior year period. The increase is primarily driven by the transition away from the BEAM platform, which was decommissioned in May 2025. This has resulted in lower subscription revenue without the benefit of cost savings for the entire comparative period. The increase is also driven by higher iRWD data and personnel costs to support anticipated iRWD sales growth.

General and Administrative

Our general and administrative expenses decreased $0.5 million, or 31%, to $1.2 million for the three months ended June 30, 2025, from $1.7 million for the three months ended June 30, 2024. The decrease is primarily due to a one-time commitment fee of $0.5 million paid to Yorkville for the SEPA during the three months ended June 30, 2024.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2025 were generally consistent with sales and marketing expenses for the three months ended June 30, 2024.

Research and Development

Research and development expenses for the three months ended June 30, 2025, were generally consistent with research and development expenses for the three months ended June 30, 2024.

Interest Expense

Our interest expense decreased $19 thousand, or 46%, to $22 thousand for the three months ended June 30, 2025, from $41 thousand during the three months ended June 30, 2024. The decrease is primarily due to lower interest expense on (i) loans made by related parties (Management and Directors) which got converted into shares of our Common Stock in June 2025 (see Note 6), (ii) the portion of deferred underwriter fees relating to the Business Combination that was payable in cash which got settled in June 2025 (see Note 7) and (iii) our line of credit borrowing which was fully paid off in the fourth quarter of 2024.

Change in Fair Value of Warrants

At the closing of the Business Combination in 2023, we issued warrants in connection with the PIPE financing and separately assumed certain private warrants from Data Knights. We determined that these warrants should be accounted for as liabilities, which are adjusted to fair value at the end of each reporting period. The decrease in fair value of warrants for the three months ended June 30, 2025 was mainly due to the resulting fluctuations in the market price of shares of our Common Stock.

Change in Fair Value of PIPE Notes

At the closing of the Business Combination in 2023, we issued PIPE Notes that are convertible into shares of Common Stock and carried at fair value. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of our Common Stock. During the three months ended June 30, 2025, all holders of PIPE Notes provided notice to convert all outstanding principal and accrued interest outstanding into shares of our Common Stock. As such, the decrease in fair value of PIPE Notes during the three months ended June 30, 2025 represents the final mark-to-market adjustment prior to conversion of the PIPE Notes.

Change in Fair Value of Yorkville Note

In June 2024, we issued the Yorkville Note which is convertible into shares of Common Stock and carried at fair value. The decrease in fair value of Yorkville Note is mainly due to the resulting fluctuations in the market price of shares of our Common Stock. During the three months ended June 30, 2025, the Yorkville Note matured, and the outstanding principal balance was either converted into shares of our Common Stock or repaid in cash. As such, the change in fair value during the three months ended June 30, 2025 represents the final mark-to-market adjustments prior to maturity of the Yorkville Note.

Change in Fair Value of Bitcoin

The change in fair value of Bitcoin during the three months ended June 30, 2025 relates to the mark-to-market adjustment of Bitcoin, which we began strategically investing in using excess cash from our private placement transactions in the third quarter of 2024. As of June 30, 2024, we did not have any Bitcoin holdings.

Realized Gain on Sale of Crypto Assets – Bitcoin

The realized gain on sale of crypto assets – Bitcoin during the three months ended June 30, 2025 reflects the increase in the price of Bitcoin upon sale compared to its purchase price. As of June 30, 2024, we did not have any Bitcoin holdings.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability represents the remeasurement adjustment of the SEPA put option with Yorkville. The fair value is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period.

During the three months ended June 30, 2025, we received gross cash proceeds of $3.7 million in connection with private placements with institutional investors and investments from related parties. As such, we no longer expect to draw on the SEPA and the liability was adjusted to a fair value of $0 leading to a change in fair value of $(0.1) million during the three months ended June 30, 2025.

During the three months ended June 30, 2024, we had recently entered into the SEPA arrangement and expected to draw on the facility to fund operations as needed. As such, the change in fair value of $0.2 million represents the issuance date fair value of the SEPA, which was driven by expected draws on the facility during the commitment period.

Gain on Troubled Debt Restructurings

Gain on troubled debt restructuring during the three months ended June 30, 2025 was primarily driven by our settlement of deferred underwriter fees which resulted in a gain of $2.7 million (see Note 7). In addition, we restructured trade payables with three separate vendors leading to an additional gain of $0.9 million (see Note 5). During the three months ended June 30, 2024, we did not restructure any of our debt or trade payables.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenue
Subscription revenue	$105	$342	$(237)	-69%
Web imaging revenue	187	134	53	40%
Total revenue	292	476	(184)	-39%
Cost of revenue	737	646	91	14%
Gross margin	(445)	(170)	(275)	162%
Operating expenses
General and administrative	2,615	3,073	(458)	-15%
Sales and marketing	542	483	59	12%
Research and development	749	828	(79)	-10%
Total operating expenses	3,906	4,384	(478)	-11%
Loss from operations	(4,351)	(4,554)	203	-4%
Other (income) expense, net
Interest expense	52	83	(31)	-37%
Change in fair value of warrants	3	(1)	4	-400%
Change in fair value of PIPE Notes	(1,221)	33	(1,254)	-3800%
Change in fair value of Yorkville Note	(64)	823	(887)	-108%
Change in fair value of crypto assets – Bitcoin	837	-	837	N/A
Realized gain on sale of crypto assets – Bitcoin	(844)	-	(844)	N/A
Change in fair value of derivative liability	(434)	160	(594)	-371%
Gain on troubled debt restructurings	(3,707)	-	(3,707)	N/A
Stock warrant expense	-	33	(33)	-100%
Other (income) expense	(53)	13	(66)	-508%
Total other (income) expense, net	(5,431)	1,144	(6,575)	-575%
Net income (loss)	$1,080	$(5,698)	$6,778	-119%

Revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%
Subscription revenue (Beam)	$105	$342	$(237)	-69%
Web imaging revenue (Real-World Data)	187	134	53	40%
Total	$292	$476	$(184)	-39%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the six months ended June 30, 2025, overall revenue decreased by 39%. The primary driver for the decrease in subscription revenue was due to the planned decommissioning of the BEAM platform, which occurred on May 31, 2025. When we made the decision to move away from the BEAM platform to focus on iRWD sales, we stopped renewals for our customers leading to a $0.2 million decrease for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The primary driver for the increase in web imaging revenue was due to our enhanced focus on iRWD sales leading to increased customer deliveries during the six months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Cost of Revenue

	Six Months Ended June 30,
	2025	2024
Cost of revenue	737	646
% of revenue	252%	136%

For the six months ended June 30, 2025, our cost of revenue as a percentage of revenue increased by 117% compared to the prior year period. The increase is primarily driven by the transition away from the BEAM platform, which was decommissioned in May 2025. This has resulted in lower subscription revenue without the benefit of cost savings for the entire comparative period. The increase is also driven by higher iRWD data and personnel costs to support anticipated iRWD sales growth.

General and Administrative

Our general and administrative expenses decreased $0.5 million, or 15%, to $2.6 million for the six months ended June 30, 2025, from $3.1 million for the six months ended June 30, 2024. The decrease is primarily due to a one-time commitment fee of $0.5 million paid to Yorkville for the SEPA during the three months ended June 30, 2024.

Sales and Marketing

Our sales and marketing expense increased $59 thousand, or 12%, to $542 thousand for the six months ended June 30, 2025, from $483 thousand for the six months ended June 30, 2024. The increase is primarily due to an increase in personnel costs of $187 thousand which is driven by increased headcount to support iRWD sales growth. This increase is partially offset by a decrease of $83 thousand in consulting expenses as we bring sales and marketing personnel in-house, and a decrease of $46 thousand in trade shows and other miscellaneous expenses.

Research and Development

Our research and development expense decreased $0.1 million, or 10%, to $0.7 million for the six months ended June 30, 2025, from $0.8 million for the six months ended June 30, 2024. The decrease is primarily due to a decrease in personnel costs of $0.1 million which is driven by the focus on iRWD sales growth and less resources being allocated to research and development efforts.

Interest Expense

Our interest expense decreased $31 thousand, or 37%, to $52 thousand for the three months ended June 30, 2025, from $83 thousand during the three months ended June 30, 2024. The decrease is primarily due to lower interest expense on (i) loans made by related parties (Management and Directors) which got converted into shares of our Common Stock in June 2025 (see Note 6), (ii) the portion of deferred underwriter fees relating to the Business Combination that was payable in cash which got settled in June 2025 (see Note 7) and (iii) our line of credit borrowing which was fully paid off in the fourth quarter of 2024.

Change in Fair Value of Warrants

At the closing of the Business Combination in 2023, we issued warrants in connection with the PIPE financing and separately assumed certain private warrants from Data Knights. We determined that these warrants should be accounted for as liabilities, which are adjusted to fair value at the end of each reporting period. The increase in fair value of warrants for the six months ended June 30, 2025, compared to the prior period, was mainly due to the resulting fluctuations in the market price of shares of our Common Stock.

Change in Fair Value of PIPE Notes

At the closing of the Business Combination in 2023, we issued PIPE Notes that are convertible into shares of Common Stock and carried at fair value. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of our Common Stock. During the six months ended June 30, 2025, all holders of PIPE Notes provided notice to convert all outstanding principal and accrued interest outstanding into shares of our Common Stock. As such, the decrease in fair value of PIPE Notes during the six months ended June 30, 2025 represents the final mark-to-market adjustment prior to conversion of the PIPE Notes.

Change in Fair Value of Yorkville Note

In June 2024, we issued the Yorkville Note which is convertible into shares of Common Stock and carried at fair value. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of our Common Stock. During the six months ended June 30, 2025, the Yorkville Note matured, and the outstanding principal balance was either converted into shares of our Common Stock or repaid in cash. As such, the decrease in fair value of Yorkville Note during the six months ended June 30, 2025 represents the final mark-to-market adjustments prior to maturity of the Yorkville Note.

Change in Fair Value of Bitcoin

The change in fair value of Bitcoin during the six months ended June 30, 2025 relates to the mark-to-market adjustment of Bitcoin, which we began strategically investing in using excess cash from our private placement transactions in the third quarter of 2024. As of June 30, 2024, we did not have any Bitcoin holdings.

Realized Gain on Sale of Crypto Assets – Bitcoin

The realized gain on sale of crypto assets – Bitcoin during the six months ended June 30, 2025 reflects the increase in the price of Bitcoin upon sale compared to its purchase price. As of June 30, 2024, we did not have any Bitcoin holdings.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability represents the remeasurement adjustment of the SEPA put option with Yorkville. The fair value is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period.

During the six months ended June 30, 2025, we received gross cash proceeds of $3.7 million in connection with private placements with institutional investors and investments from related parties. As such, we no longer expect to draw on the SEPA and the liability was adjusted to a fair value of $0, leading to a change in fair value of $(0.4) million during the six months ended June 30, 2025.

During the six months ended June 30, 2024, we had recently entered into the SEPA arrangement and expected to draw on the facility to fund operations as needed. As such, the change in fair value of $0.2 million represents the issuance date fair value of the SEPA, which was driven by expected draws on the facility during the commitment period.

Gain on Troubled Debt Restructurings

Gain on troubled debt restructuring during the six months ended June 30, 2025 was primarily driven by our settlement of deferred underwriter fees which resulted in a gain of $2.7 million (see Note 7). In addition, we restructured trade payables with three separate vendors leading to an additional gain of $0.9 million (see Note 5). During the three months ended June 30, 2024, we did not restructure any of our debt or trade payables.

Liquidity and Capital Resources

As of June 30, 2025, our principal sources of liquidity were proceeds from related party investors and private placement transactions and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in)
Operating activities	$(4,232)	$(3,053)
Investing activities	1,250	(7)
Financing activities	2,932	3,720

Operating Activities

Our net cash and cash equivalents used in operating activities consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expense, changes in fair value of liability classified financial instruments, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to contract performance obligations. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the performance obligation.

During the six months ended June 30, 2025, we used $4.2 million of cash in operating activities, primarily resulting from non-cash charges of $4.9 million and cash used in our operating assets and liabilities of $0.4 million, offset by our net income of $1.1 million.

During the six months ended June 30, 2024, we used $3.1 million of cash in operating activities, primarily resulting from our net loss of $5.7 million, offset by non-cash charges of $1.4 million and cash provided by changes in our operating assets and liabilities of $1.3 million.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases and Bitcoin purchases and sales.

During the six months ended June 30, 2025, net cash provided by investing activities was $1.3 million, which primarily consisted of Bitcoin activity comprised of $3.5 million in sales, offset by $2.2 million of purchases.

During the six months ended June 30, 2024, net cash used in investing activities was $7 thousand, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $2.9 million, which consisted of $2.5 million and $1.2 million of proceeds from a private placement and related party investments, respectively, offset by $0.8 million of repayments on outstanding debt facilities.

During the six months ended June 30, 2024, net cash provided by financing activities was $3.7 million, which primarily consisted $1.9 million of net proceeds from shareholder loans, $1.4 million of net proceeds under the Yorkville Note and $0.5 million of proceeds under our line of credit borrowing.

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

The following table summarizes our current and long-term material cash requirements as of June 30, 2025:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$5,247	$5,247	$-
Loan extensions	400	400	-
	$5,647	$5,647	$-

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K, the notes to our audited financial statements appearing in the Form 10-K, and the notes to the financial statements appearing elsewhere in this Report. Except as described in this Report, there have been no material changes to these critical accounting policies and estimates through June 30, 2025 from those discussed in the Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were ineffective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company entered into a letter agreement, dated May 19, 2025 (the “Slickage Agreement”), with Slickage Studios LLC (the “Slickage”) to settle $177,500 of trade accounts payable owed by the Company to Slickage through the issuance of 250,000 shares of Common Stock to Slickage (the “Slickage Shares”), representing a conversion price of $0.71 per share. The Slickage Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Except as set forth above, during the three months ended June 30, 2025, we did not have issuances of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
4.1	Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.1	Form of Securities Purchase Agreement between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.2	Form of Voting Agreement between the Company and the Investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.3	Form of Subscription Agreement for the Kosasa Investment and the Yu Investment (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.4	Form of Letter Agreement for the Loan Conversions (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2025.

OneMedNet Corporation

By:	/s/ Robert Golden
Robert Golden
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

