Form 10-Q
period 2025-09-30
OneMedNet Corp
filed 2025-11-14
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 51,005,205 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q (this “Report”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs.

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Report include, without limitation, statements reflecting management’s expectations regarding future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, liquidity, operating expenses, and enhancement of our internal control structure.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Report and other documents we file with the SEC. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

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

ii

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents we file with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Report to conform these statements to actual results or to changes in our expectations.

You should read this Report and the documents that we incorporate by reference in this Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements including those described in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$149	$172
Investment in crypto assets – Bitcoin	600	2,849
Accounts receivable, net	582	213
Prepaid expenses and other current assets	115	385
Total current assets	1,446	3,619
Property and equipment, net	60	108
Total assets	$1,506	$3,727
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$3,847	$6,654
Deferred revenues	770	561
Loan extensions	388	2,992
PIPE Notes	-	1,734
Yorkville Note	-	1,718
Deferred underwriter fee payable	-	3,250
Loans – related parties	-	2,319
Total current liabilities	5,005	19,228
Other long-term liabilities	440	449
Total liabilities	5,445	19,677
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred Stock, par value $0.0001, 1,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common Stock, par value $0.0001; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024, 49,913,019 shares issued and 49,725,274 shares outstanding at September 30, 2025; 28,175,172 shares issued and 27,987,427 shares outstanding as of December 31, 2024	2	2
Additional paid-in capital	97,818	86,146
Treasury stock, at cost, 187,745 shares at September 30, 2025 and December 31, 2024	(529)	(529)
Accumulated deficit	(101,230)	(101,569)
Total stockholders’ deficit	(3,939)	(15,950)
Total liabilities and stockholders’ deficit	$1,506	$3,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Subscription revenue	$-	$102	$105	$443
Web imaging revenue	177	40	363	174
Total revenue	177	142	468	617
Cost of revenue	399	226	1,136	872
Gross margin	(222)	(84)	(668)	(255)
Operating expenses
General and administrative	1,386	1,814	3,999	4,884
Sales and marketing	304	140	846	623
Research and development	323	298	1,072	1,127
Total operating expenses	2,013	2,252	5,917	6,634
Loss from operations	(2,235)	(2,336)	(6,585)	(6,889)
Other (income) expense, net
Interest expense	6	36	59	120
Change in fair value of warrants	20	6	23	5
Change in fair value of PIPE Notes	-	(77)	(1,221)	(44)
Change in fair value of Yorkville Note	-	(262)	(64)	561
Change in fair value of crypto assets – Bitcoin	(55)	124	782	124
Realized (gain) loss on sale of crypto assets – Bitcoin	(54)	51	(899)	51
Change in fair value of derivative liability	402	(160)	(32)	-
Gain on troubled debt restructurings	(1,862)	-	(5,569)	-
Loss on extinguishment of debt	41	-	41	-
Stock warrant expense	-	-	-	33
Other expense (income)	8	4	(44)	17
Total other (income) expense, net	(1,494)	(278)	(6,924)	867
Net income (loss)	$(741)	$(2,058)	$339	$(7,756)
Net income (loss) per share attributable to common shares – basic	$(0.01)	$(0.07)	$0.01	$(0.29)
Weighted average shares of common stock outstanding – basic	52,618,031	29,265,023	41,253,718	26,340,952
Net income (loss) per share attributable to common shares – diluted	$(0.01)	$(0.07)	$0.01	$(0.29)
Weighted average shares of common stock outstanding – diluted	52,618,031	29,265,023	42,974,906	26,340,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

Three and Nine Months Ended September 30, 2025

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	28,175,172	$2	(187,745)	$(529)	$86,146	$(101,569)	$(15,950)
Issuance of common stock in connection with September 2024 private placement	1,473,696	-	-	-	-	-	-
Partial conversion of Yorkville Note	1,111,708	-	-	-	1,094	-	1,094
Stock-based compensation expense	-	-	-	-	208	-	208
Net loss	-	-	-	-	-	(1,902)	(1,902)
Balances as of March 31, 2025	30,760,576	2	(187,745)	(529)	87,448	(103,471)	(16,550)
Issuance of common stock in connection with settlement of vendor payable	250,000	-	-	-	111	-	111
Issuance of common stock upon partial conversion of Yorkville Note	754,854	-	-	-	298	-	298
Issuance of common stock upon conversion of loans with related parties	3,166,475	-	-	-	2,334	-	2,334
Issuance of common stock upon conversion of PIPE Notes	1,453,174	-	-	-	510	-	510
Issuance of common stock upon conversion of loan extensions with related parties	3,650,248	-	-	-	2,584	-	2,584
Issuance of common stock in connection with June 2025 private placement	3,390,923	-	-	-	2,497	-	2,497
Issuance of common stock in connection with subscription agreements with related parties	2,857,142	-	-	-	1,197	-	1,197
Stock-based compensation expense	-	-	-	-	197	-	197
Net income	-	-	-	-	-	2,982	2,982
Balances as of June 30, 2025	46,283,392	$2	(187,745)	$(529)	$97,176	$(100,489)	$(3,840)
Issuance of common stock in connection with pre-funded warrant exercises	3,048,232	-	-	-	-	-	-
Issuance of common stock in connection with subscription agreement with related party	581,395	-	-	-	500	-	500
Stock-based compensation expense	-	-	-	-	142	-	142
Net loss	-	-	-	-	-	(741)	(741)
Balances as of September 30, 2025	49,913,019	$2	(187,745)	$(529)	$97,818	$(101,230)	$(3,939)

Three and Nine Months Ended September 30, 2024

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	23,572,232	$2	-	$-	$77,996	$(91,440)	$(13,442)
Issuance of common stock to settle deferred underwriter fee payable	277,778	-	-	-	242	-	242
Stock-based compensation expense	-	-	-	-	137	-	137
Repurchase of common stock	-	-	(187,745)	(529)	-	-	(529)
Net loss	-	-	-	-	-	(2,109)	(2,109)
Balances as of March 31, 2024	23,850,010	2	(187,745)	(529)	78,375	(93,549)	(15,701)

Vesting of restricted stock units	200,000	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	103	-	103
Net loss	-	-	-	-	-	(3,589)	(3,589)
Balances as of June 30, 2024	24,050,010	$2	(187,745)	$(529)	$78,478	$(97,138)	$(19,187)
Issuance of common stock and pre-funded warrants in connection with private placements, net of issuance costs	3,598,850	-	-	-	6,270	-	6,270
Issuance of common stock to settle Yorkville commitment fee	526,312	-	-	-	500	-	500
Stock-based compensation expense	-	-	-	-	207	-	207
Net loss	-	-	-	-	-	(2,058)	(2,058)
Balances as of September 30, 2024	28,175,172	$2	(187,745)	$(529)	$85,455	$(99,196)	$(14,268)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$339	$(7,756)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	56	31
Stock-based compensation expense	547	447
Stock warrant expense	-	33
Change in fair value of warrant liabilities	23	5
Change in fair value of PIPE Notes	(1,221)	(44)
Change in fair value of Yorkville Note	(64)	561
Change in fair value of crypto assets – Bitcoin	782	124
Change in fair value of derivative liability	(32)	-
Realized gain on sale of crypto assets – Bitcoin	(899)	51
Gain on troubled debt restructurings	(5,569)	-
Loss on extinguishment of debt	41	-
Gain on forgiveness of CEBA loan	-	(15)
Non-cash interest	45	96
Change in operating assets and liabilities:
Accounts receivable	(369)	89
Prepaid expenses and other current assets	270	15
Accounts payable and accrued expenses	52	1,233
Deferred revenues	209	174
Net cash used in operating activities	(5,790)	(4,956)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(16)
Purchases of crypto assets – Bitcoin	(2,400)	(2,800)
Sales of crypto assets – Bitcoin	4,766	469
Net cash provided by (used in) investing activities	2,358	(2,347)
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs	2,497	6,270
Proceeds from subscription agreements with related parties, net of issuance costs	1,697	-
Repayment of Yorkville Note	(262)	-
Repayment of deferred underwriter fees payable	(500)	-
Repayment of loan extensions	(12)	-
Proceeds from issuance of shareholder loans	-	2,000
Proceeds from issuance of Yorkville Note	-	1,350
Proceeds from line of credit borrowings	-	500
Repayment of shareholder loan	-	(200)
Repayment of line of credit borrowings	-	(500)
Repayment for common stock repurchase	(11)	(100)
Repayment of deferred underwriter fees	-	(100)
Repayment of CEBA loan	-	(30)
Net cash provided by financing activities	3,409	9,190
Net (decrease) increase in cash and cash equivalents	(23)	1,887
Cash and cash equivalents at beginning of period	172	47
Cash and cash equivalents at end of period	$149	$1,934
Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$-
Cash paid for taxes	$-	$18
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with settlement of vendor payable	$111	$-
Issuance of common stock upon partial conversion of Yorkville Note	$1,392	$-
Issuance of common stock upon conversion of loans with related parties	$2,334	$-
Issuance of common stock upon conversion of PIPE Notes	$510	$-
Issuance of common stock upon conversion of loan extensions with related parties	$2,584	$-
Issuance of common stock to settle deferred underwriter fee payable	$-	$242
Common stock repurchase consideration in accounts payable and accrued expenses	$341	$429

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future annual or interim period.

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

Liquidity and Going Concern

The Company has incurred recurring operating losses since its inception, including $2.2 million and $6.6 million for the three and nine months ended September 30, 2025, respectively. In addition, the Company had an accumulated deficit of $101.2 million as of September 30, 2025. The Company’s cash and Bitcoin balance of $0.1 million and $0.6 million, respectively, as of September 30, 2025 is not adequate to fund its operations through at least twelve months from the date these condensed consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Debt Modifications and Extinguishments

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

If a TDR is determined not to have occurred, the Company evaluates the modification in accordance with ASC Topic 470-50-40 (“ASC 470-50”), which requires modification to debt instruments to be evaluated to assess whether debt modification or debt extinguishment accounting is applicable. This evaluation includes analyzing whether there are significant and consequential changes to the economic substance of the debt. If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment.

If debt extinguishment guidance applies, the Company accounts for the income or loss from extinguishment of debt by comparing the difference between the reacquisition price and the net carrying amount of the debt being extinguished and recognizes this as gain or loss when the debt is extinguished.

If debt modification guidance applies, no gain or loss is recorded and the effective interest rate of the debt is updated based on the carrying value of the debt and the revised future cash flows. Any previously capitalized debt issuance costs in a debt modification are amortized as interest expense over the term of the new debt instrument.

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

The table below provides the Company’s total revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$99	$94	$272	$442
Europe and Middle East	78	48	147	175
Asia Pacific	-	-	49	-
Total	$177	$142	$468	$617

4. Crypto Assets Held

The Company’s crypto assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted end-of-day price on the measurement date for a single Bitcoin on an active trading platform, River.com. Management has determined that River.com, an active exchange market, represents a principal market for Bitcoin and the end-of-day quoted price is both readily available and representative of fair value (Level 1 inputs). The following table sets forth the units held, cost basis, and fair value of its investments in crypto assets, as shown on the condensed consolidated balance sheets (in thousands):

	September 30, 2025
	Units	Cost Basis	Fair Value
Crypto assets held:
Bitcoin	5	$584	$600
Total	5	$584	$600

	December 31, 2024
	Units	Cost Basis	Fair Value
Crypto assets held:
Bitcoin	31	$2,051	$2,849
Total	31	$2,051	$2,849

The following table presents a reconciliation of the fair values of the Company’s investments in crypto assets for the three and nine months ended September 30, 2025 (in thousands):

Bitcoin
Balance, December 31, 2024	$2,849
Additions	-
Dispositions	(1,394)
Unrealized loss, net	(662)
Balance, March 31, 2025	$793
Additions	2,200
Dispositions	(1,220)
Unrealized loss, net	(175)
Balance, June 30, 2025	$1,598
Additions	200
Dispositions	(1,253)
Unrealized gain, net	55
Balance, September 30, 2025	$600

Additions are the result of the Company acquiring Bitcoin with liquid assets from private placements, while dispositions are the result of sales of Bitcoin. During the nine months ended September 30, 2025, the Company had Bitcoin dispositions of $3.9 million, inclusive of realized gains of $0.9 million. The Company uses a first-in, first-out methodology to assign costs to Bitcoin for purposes of the Bitcoin held and realized gains and losses disclosure above. Bitcoin is included in current assets in the condensed consolidated balance sheets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Professional fees	$2,119	$4,965
Payroll liabilities	653	621
Stock repurchase payable	341	329
Data provider costs	348	367
Other	386	372
	$3,847	$6,654

During the nine months ended September 30, 2025, the Company negotiated and settled certain trade payables owed by the Company with an aggregate carrying value of $3.2 million. At the time of these settlements, (1) the Company had negative cash flow from operations, historical losses, and a significant accumulated deficit that raised substantial doubt about the Company’s ability to continue as a going concern, and (2) a concession was granted to the Company, as the fair value of the consideration received by the vendors was less than the net carrying value of the payables. As a result, the Company accounted for these transactions as troubled debt restructurings in accordance with ASC 470-60. In accordance with the accounting for troubled debt restructurings, the Company derecognized the outstanding payables and recognized the consideration transferred to the vendors at fair value. The fair value of consideration transferred included $0.3 million in cash payments made by the Company and equity interests comprised of 250,000 shares of the Company’s Common Stock valued at $0.1 million. The fair value of the equity interests was determined using the closing price of the Company’s Common Stock of $0.45 on the agreement effective date. The difference in value between the carrying value of the payables and the fair value of consideration transferred resulted in a gain on troubled debt restructuring of $1.9 million and $5.6 million for the three and nine months ended September 30, 2025, respectively, in the Company’s condensed consolidated statements of operations.

On July 15, 2025, the Company entered into an amended promissory note agreement with a former lender to the Company related to the $0.3 million stock repurchase payable outstanding. Under the original terms of the promissory note, the loan did not bear interest and matured on July 30, 2024. As amended, the loan bears an interest rate of 7.0% dating back to March 1, 2024 with a maturity date of June 15, 2028. The Company has agreed to make 36 consecutive monthly payments beginning on July 15, 2025 in equal installments of $11,378, which includes principal plus accrued and unpaid interest. The Company determined this transaction was not a troubled debt restructuring as there were no concessions granted to the Company. Instead, the amendment was accounted for as a debt extinguishment in accordance with ASC 470-50 because the change in cash flows with interest were substantially different from the original terms without interest. As a result, the Company recognized $41,216 of debt extinguishment loss during the three and nine months ended September 30, 2025 from this amendment.

6. Debt

PIPE Notes

On June 28, 2023, Data Knights and certain investors (the “Purchasers”) entered into a Securities Purchase Agreement pursuant to which Data Knights issued and sold to the Purchasers senior secured convertible notes (the “PIPE Notes”), which are convertible into shares of common stock, par value $0.0001 per share (“Common Stock”), at the Purchasers’ election at a conversion price equal to the lower of (i) $10.00 per share, or (ii) 92.5% of the lowest volume weighted average trading price for the ten (10) Trading Days immediately preceding the conversion date. The PIPE Notes matured on the first anniversary of the issuance date, or November 7, 2024.

The Company elected the fair value option (“FVO”) of accounting for its PIPE Notes. The estimated fair value adjustment is presented as a single line item within other (income) expense, net in the accompanying condensed consolidated statements of operations under the caption change in fair value of PIPE Notes.

On June 17, 2025 and June 18, 2025, the Purchasers agreed to convert $1.7 million of outstanding principal and accrued interest into an aggregate of 1,453,174 shares of Common Stock, which was based on the floor price of $1.14 per share. As such, the net carrying amount of the PIPE Notes was adjusted to its fair value of $0.5 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets at the time the conversions took place in June 2025. As such, there was no balance outstanding as of September 30, 2025.

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

On June 19, 2025, two related party investors agreed to convert $2.6 million of loan extensions outstanding into 3,650,248 shares of Common Stock at an agreed-upon conversion price of $0.71 per share. At the time of the conversion notices, the Company was experiencing financial difficulties (see Note 5), and a concession was granted to the Company because the fair value of the equity interests received by the investors was less than the carrying amounts of the loan extensions on such date. In accordance with the accounting for troubled debt restructurings, the Company derecognized the remaining balance associated with the loans and recognized the equity interests issued to the related parties at fair value. The fair value of the equity interests was determined using the closing price of the Company’s Common Stock of $0.36 per share on the conversion notice date. The difference in value between the carrying value of the loans and the fair value of consideration transferred was accounted for as a capital transaction with related parties and no gain or loss was recognized related to this TDR. As such, the net carrying value of $2.6 million was reclassified to stockholders’ deficit in the condensed consolidated balance sheets at the time the conversions took place in June 2025.

On July 11, 2025, the Company entered into an amended loan extension agreement with a former lender to the Company related to $0.1 million of the outstanding balance. Under the original terms of the loan extension agreement, the loan did not bear interest and matured upon the closing of the Business Combination. As amended, the extension loan bears an interest rate of 6.0% with a maturity date of June 15, 2027. The Company has agreed to make 24 consecutive monthly payments beginning on July 15, 2025 in equal installments of $4,413, which includes principal plus accrued and unpaid interest. The amendment was accounted for as a debt modification in accordance with ASC 470-50 because the change in cash flows with interest were not substantially different from the original terms without interest. As a result, no gain or loss was recognized and there were no new or previously capitalized debt issuance costs to be amortized over the term of the new debt instrument.

As of September 30, 2025 and December 31, 2024, a balance of $0.4 million and $3.0 million, respectively, remains outstanding on the Company’s condensed consolidated balance sheets.

Shareholder Loans

Convertible

From January 2024 to June 2024, the Company received gross proceeds of $1.6 million in connection with shareholder loans with a related party investor which are convertible into 2,123,424 shares of Common Stock at a conversion price of $0.7535 per share. These loans did not bear interest and matured one year from issuance.

On June 17, 2025, the investor provided notice to convert all $1.6 million of outstanding principal into 2,123,424 shares of Common Stock, which was based on the stated conversion price of $0.7535 per share. The conversion occurred in accordance with the conversion privileges provided in the terms of the loans and the net carrying value was reclassified to stockholders’ deficit in the condensed consolidated balance sheets at the time the conversion took place in June 2025.

Non-Convertible

From April 2023 to February 2024, the Company also issued $0.7 million in non-convertible shareholder loans with two related party investors. These loans bore an interest rate of 8.0% with a maturity date one year from issuance.

On June 19, 2025, these investors agreed to convert $0.7 million of non-convertible shareholder loans outstanding into 1,043,051 shares of Common Stock at an agreed-upon conversion price of $0.71 per share. At the time of the conversion notices, the Company was experiencing financial difficulties (see Note 5), and a concession was granted to the Company because these loans were not convertible pursuant to their original terms and the fair value of equity interests received by the shareholders was less than the carrying amounts of the loans on such date. In accordance with the accounting for troubled debt restructurings, the Company derecognized the remaining principal and accrued interest associated with the loans and recognized the equity interests issued to the shareholders at fair value. The fair value of the equity interests issued was determined using the closing price of the Company’s Common Stock of $0.36 on the conversion notice date. The difference in value between the carrying value of the loans and the fair value of consideration transferred was accounted for as a capital transaction with related parties and no gain or loss was recognized related to this TDR. As such, the net carrying value of $0.7 million was reclassified to stockholders’ deficit in the condensed consolidated balance sheets at the time the conversions took place in June 2025.

The following table summarizes shareholder loans outstanding as of December 31, 2024 (in thousands):

December 31, 2024
Shareholder loans – non-convertible	$654
Shareholder loans – convertible	1,600
Accrued interest	65
Loans – related parties	$2,319

Yorkville Note

On June 17, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) (see Note 7). Upon entry into the SEPA, the Company issued Yorkville a $1.5 million convertible promissory note for $1.35 million in cash (after a 10% original issue discount) (the “Yorkville Note”). The Yorkville Note does not bear interest and matures on June 17, 2025. The Yorkville Note is convertible by Yorkville into shares of Common Stock at an aggregate purchase price based on a price per share equal to the lower of (a) $1.3408 per share (subject to downward reset upon the filing of the resale registration statement described below) or (b) 90% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq during the seven trading days immediately prior to each conversion (the “Variable Price”), but which Variable Price may not be lower than the Floor Price then in effect. The “Floor Price” is $0.28 per share, subject to the Company’s option to reduce the Floor Price to any amounts set forth in a written notice to Yorkville. Upon the occurrence and during the continuation of an event of default (as defined in the Yorkville Note), the interest rate increases to 18% and the full unpaid principal amount may become immediately due and payable. The issuance of the Common Stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding Common Stock as of June 18, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of Common Stock.

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

On January 23, 2025, Yorkville provided notice specifying their request to convert $0.6 million of outstanding principal into 650,026 shares of Common Stock, which was based on the Variable Price of $0.9230. As such, the net carrying amount was adjusted to its fair value of $0.9 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets at the time the conversion took place in January 2025.

On January 27, 2025, Yorkville provided notice specifying their request to convert $0.2 million of outstanding principal into 216,675 shares of Common Stock, which was based on the Variable Price of $0.9230. As such, the net carrying amount was adjusted to its fair value of $0.2 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets at the time the conversion took place in January 2025.

On May 27, 2025, Yorkville provided notice specifying their request to convert $0.1 million of outstanding principal into 288,001 shares of Common Stock, which was based on the Variable Price of $0.3472. As such, the net carrying amount was adjusted to its fair value of $0.1 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets at the time the conversion took place in May 2025.

On June 11, 2025, Yorkville provided notice specifying their request to convert $0.2 million of outstanding principal into 466,853 shares of Common Stock, which was based on the Variable Price of $0.3213. As such, the net carrying amount was adjusted to its fair value of $0.2 million on the conversion date and reclassified to stockholders’ deficit in the condensed consolidated balance sheets at the time the conversion took place in June 2025.

The following table sets forth all conversions that have taken place with Yorkville as of September 30, 2025 (in thousands, except share amounts):

	Principal Converted	Shares of Common Stock Issued
December 20, 2024	$200	245,007
January 23, 2025	600	650,026
January 27, 2025	200	216,675
May 27, 2025	100	288,001
June 11, 2025	150	466,853
Total	1,250	1,866,562

On June 18, 2025, the Company repaid the remaining balance outstanding under the Yorkville Note for a total of $0.3 million, which consisted of the outstanding principal balance and payment premium. As such, no balance remains outstanding under the Yorkville Note as of September 30, 2025.

As of December 31, 2024, the fair value of the Yorkville Note was $1.7 million, which is included in current liabilities on the condensed consolidated balance sheets.

7. Stockholders’ Deficit

During the nine months ended September 30, 2025, the Company:

●	Issued 1,473,696 shares of Common Stock through a private placement transaction with an institutional investor that closed in September 2024. These shares were unissued as of December 31, 2024, and the number of issuable shares was modified in January 2025 pursuant to the Warrant Amendment (as defined below). The modified number of shares was issued on January 21, 2025.
●	Issued 1,621,555 shares of Common Stock valued at $1.4 million through the partial conversion of the Yorkville Note with an outstanding principal balance of $1.1 million. In addition, the Company issued 245,007 shares of Common Stock to settle the conversion notice from December 2024 (see Note 6).
●	Issued 250,000 shares of Common Stock to a vendor in full satisfaction of $0.2 million of accounts payable owed by the Company (see Note 5).
●	Issued 3,166,475 shares of Common Stock with a carrying amount of $2.3 million through the conversion of shareholder loans (see Note 6).
●	Issued 1,453,174 shares of Common Stock valued at $0.5 million through the conversion of PIPE Notes with an outstanding principal and accrued interest balance of $1.7 million (see Note 6).
●	Issued 3,650,248 shares of Common Stock with a carrying amount of $2.6 million through the conversion of loan extensions (see Note 6).
●	Issued 3,390,923 shares of Common Stock through a private placement transaction with an accredited investor that closed in June 2025. In addition, the Company issued 2,561,457 pre-funded warrants exercisable for 2,561,457 shares of its Common Stock to the same accredited investor (see further details below).
●	Issued 2,857,142 and 581,395 shares of Common Stock through subscription agreements with related party investors that closed in June and August 2025, respectively (see further details below).
●	Issued 1,214,032 shares of Common Stock from the partial exercise of pre-funded warrants issued in June 2025 (see Note 10).
●	Issued 1,323,530 shares of Common Stock from the full exercise of pre-funded warrants issued in July 2024 (see Note 10).
●	Issued 510,670 shares of Common Stock from the partial exercise of pre-funded warrants issued in September 2024 (see Note 10).

Private Placement

On June 19, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to issue and sell 3,390,923 shares of its Common Stock at a price of $0.42 per share and pre-funded warrants exercisable for 2,561,457 shares of its Common Stock at an exercise price of $0.42 per share (the “June 2025 Pre-Funded Warrants”). The investor was required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The warrants and pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. Holders of pre-funded warrants are entitled to receive dividends, if declared, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the Common Stock. The Company received net proceeds of approximately $2.5 million from the private placement, after deducting an immaterial amount of offering expenses. On August 21, 2025, the investor exercised 1,214,032 of the June 2025 Pre-Funded Warrants (see Note 10).

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

On August 29, 2025, the Company entered into a subscription agreement with a related party investor pursuant to which the Company agreed to issue and sell 581,395 shares of its Common Stock at a price of $0.86 per share. The Company received net proceeds of approximately $0.5 million from the related party subscription agreement, after deducting an immaterial amount of offering expenses.

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

As of December 31, 2024, the Company was obligated to pay EF Hutton the true-up of either $2.8 million or 3,175,000 shares of Common Stock valued at $0.88 per share, plus the remaining $0.4 million promissory note. Upon the occurrence of an event of default, the promissory note bears interest at a rate of 12.5% until such event of default is cured. The promissory note remained unpaid upon maturity on March 1, 2024, and the Company recorded interest expense of $0.1 million during the year ended December 31, 2024, because of the event of default. As of December 31, 2024, deferred underwriter fee payable totaled $3.3 million.

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

In connection with the entry into the SEPA, on June 17, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than August 30, 2024, a registration statement for the resale by Yorkville of the shares of Common Stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing and to maintain the effectiveness of such registration statement during the 24-month commitment period. The Company did not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Yorkville Note into Common Stock) until such resale registration statement was declared effective by the SEC. The Company’s registration statement was deemed effective by the SEC on July 24, 2025.

The SEPA was accounted for as a liability under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.4 million as of September 30, 2025 and December 31, 2024. The derivative liability is classified in other long-term liabilities on the condensed consolidated balance sheets. The estimated remeasurement adjustment is presented as a single line item within other (income) expense, net in the accompanying condensed consolidated statements of operations under the caption change in fair value of derivative liability. The embedded forward option was deemed to have no value as there were no notices for the sale of Common Stock as of September 30, 2025 and December 31, 2024.

8. Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(741)	$(2,058)	$339	$(7,756)
Less: undistributed earnings attributable to participating warrant holders	-	-	(35)	$-
Net income (loss) attributable to common shareholders – basic	$(741)	$(2,058)	$304	$(7,756)
Reallocation of undistributed earnings attributable to participating warrant holders	-	$-	1	-
Net income (loss) attributable to common shareholders – diluted	$(741)	$(2,058)	$305	$(7,756)
Denominator:
Weighted average shares of common stock outstanding – basic	52,618,031	29,265,023	41,253,718	26,340,952
Net income (loss) per share attributable to common shares – basic	$(0.01)	$(0.07)	$0.01	$(0.29)
Effective of dilutive securities
Restricted stock units	-	-	1,257,185	-
Warrants	-	-	64,040	-
Loan extensions	-	-	399,963	-
Dilutive potential common shares	-	-	1,721,188	-
Weighted average shares of common stock outstanding – diluted	52,618,031	29,265,023	42,974,906	26,340,952
Net income (loss) per share attributable to common shares – diluted	$(0.01)	$(0.07)	$0.01	$(0.29)

For the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2024, during which the Company recorded a net loss, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For these periods, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same.

For the nine months ended September 30, 2025, the Company reported net income. For this period, net income is allocated to the participating warrants and the Common Stock based on their participation rights. Under the two-class method, basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. In addition, the dilutive effect of restricted stock units and warrants were calculated using the treasury stock method, whereby all such awards were assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for restricted stock units, were assumed to be used to purchase outstanding Common Stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase Common Stock	-	147,000	-	147,000
Restricted stock units	1,850,104	1,371,950	592,919	1,371,950
Warrants for Common Stock	12,364,115	12,314,115	12,300,075	12,314,115
Convertible debt	-	8,957,098	-	8,957,098
Deferred underwriter fees	-	3,175,000	-	3,175,000
Loan extensions	340,870	3,274,182	-	3,274,182
Total common stock equivalents	14,555,089	29,239,345	12,892,994	29,239,345

9. Stock-Based Compensation

The Company recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$4	$5	$12	$13
General and administrative	132	195	518	416
Sales and marketing	1	2	4	4
Research and development	5	5	13	14
Total stock-based compensation expense	$142	$207	$547	$447

10. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of
	September 30, 2025	December 31, 2024
Liability Classified Warrants
Business Combination Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Private Placement Warrants	2,158,059	2,199,939
Helena Termination Warrants	50,000	50,000
Subtotal	13,708,059	13,749,939
Grand Total	14,389,078	14,430,958

As disclosed in Note 7, the Company entered into the Warrant Amendment in January 2025, which resulted in the number of Private Placement Warrants increasing by 444,895 shares. The transaction was accounted for as a warrant modification with no incremental fair value recognized in the condensed consolidated financial statements as of and for the nine months ended September 30, 2025. In addition, as disclosed in Note 7, the Company issued the June 2025 Pre-Funded Warrants in connection with the private placement with an institutional investor. These warrants are classified as equity in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”).

On August 21, 2025, the Company issued 1,214,032 shares of Common Stock in connection with the partial exercise of the June 2025 Pre-Funded Warrants. As of September 30, 2025, 1,347,425 of the June 2025 Pre-Funded Warrants remain outstanding.

On August 22, 2025, the Company issued 1,323,530 shares of Common Stock in connection with the full exercise of pre-funded warrants issued in July 2024. On the same day, the Company issued 510,670 shares of Common Stock to the same investor in connection with the partial exercise of pre-funded warrants issued in September 2024. As of September 30, 2025, 677,539 of the pre-funded warrants issued in September 2024 remain outstanding.

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in crypto assets – Bitcoin	$600	$-	$-	$600
Total assets, at fair value	$600	$-	$-	$600
Liabilities:
Business Combination Warrants	$-	$-	$32	$32
PIPE Warrants	-	-	6	6
SEPA derivative liability	-	-	402	402
Total liabilities, at fair value	$-	$-	$440	$440

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in crypto assets – Bitcoin	$2,849	$-	$-	$2,849
Total assets, at fair value	$2,849	$-	$-	$2,849
Liabilities:
Business Combination Warrants	$-	$-	$12	$12
PIPE Warrants	-	-	3	3
PIPE Notes	-	-	1,734	1,734
Yorkville Note	-	-	1,718	1,718
SEPA derivative liability	-	-	434	434
Total liabilities, at fair value	$-	$-	$3,901	$3,901

Business Combination Warrants and PIPE Warrants

The following table presents the changes in the Business Combination Warrants and PIPE Warrants measured at fair value during the nine months ended September 30, 2025 (in thousands):

	Business Combination Warrants	PIPE Warrants
Balance, December 31, 2024	$12	$3
Changes in fair value	20	3
Balance, September 30, 2025	$32	$6

The Company remeasured the fair value of the Business Combination Warrants and PIPE Warrants at September 30, 2025 using the Black-Scholes option-pricing model with the following assumptions:

	As of September 30, 2025
	PIPE	Business Combination
	Warrants	Warrants
Stock price	$1.09	$1.09
Exercise price	$10.00	$11.50
Expected volatility	71.6%	71.6%
Weighted average risk-free rate	3.6%	3.6%
Expected dividend yield	-	-
Expected term (in years)	3.1	3.1

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

PIPE Notes and Yorkville Note

The following table presents the changes in the PIPE Notes and Yorkville Note measured at fair value during the nine months ended September 30, 2025 (in thousands):

	PIPE Notes	Yorkville Note
Balance, December 31, 2024	$1,734	$1,718
Conversions into Common Stock	(513)	(1,392)
Cash repayment	-	(262)
Changes in fair value	(1,221)	(64)
Balance, September 30, 2025	$-	$-

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

SEPA Derivative Liability

The following table presents the changes in the SEPA derivative liability measured at fair value during the nine months ended September 30, 2025 (in thousands):

Yorkville SEPA
Balance, December 31, 2024	$434
Changes in fair value	(32)
Balance, September 30, 2025	$402

The estimated fair value of the SEPA derivative liability was determined using a Monte Carlo simulation model in order to project the future path of the Company’s stock price over the commitment period with the following assumptions:

	As of
	September 30, 2025	December 31, 2024
Expected draws (in thousands)	$5,000	$5,000
Starting stock price	$1.09	$1.36
Expected volatility	128.0%	132.5%
Risk-free rate	3.7%	4.2%

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

Subscription Agreements

As described in Note 7, the Company issued 3,438,537 shares of Common Stock in exchange for gross proceeds of $1.7 million pursuant to subscription agreements with two related party investors. See Note 7 for further details.

13. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $2 thousand of rent expense, including common tenant costs, during each of the three months ended September 30, 2025 and 2024 and $6 thousand for each of the nine months ended September 30, 2025 and 2024.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recognized, if and when it is probable that a liability has been incurred and the amount can be reasonably estimated.

On November 6, 2025, ARC Group Limited and ARC Opportunity Fund Limited (together, “ARC”) filed a complaint against the Company and certain officers of the Company in the District Court of Minnesota, Fourth Judicial District (the “ARC complaint”). The ARC complaint alleges that the Company has breached certain contracts that the Company entered into with ARC before the closing of the Business Combination, including certain financial advisory contracts entered into by the Company at the direction of the sponsor of the Business Combination (the “sponsor”; the Company notes that the sponsor is an affiliate of ARC). Specifically, the ARC complaint asserts that the Company breached these contracts by issuing certain shares of Common Stock to ARC contemporaneously with the closing of the Business Combination and improperly cancelling those shares after the Business Combination as well as by failing to pay ARC certain cash amounts when due. The ARC complaint seeks an order of specific performance requiring the Company to reinstate the cancelled shares of Common Stock or, in the alternative, compensatory damages for such cancellation as well as payment of the other purported amounts due. The ARC complaint also asserts tort claims arising out of the Company’s actions and seeks compensatory damages (plus prejudgment interest) and punitive damages in connection with such claims but does not specify an amount of damages.

The Company notes that no shares of Common Stock were actually issued to ARC prior to or contemporaneously with the closing of the Business Combination and that, as of September 30, 2025 and as previously disclosed on its Form 10-K for the fiscal year ended December 31, 2024, the Company has recorded a forward contract to issue 1,240,644 shares of its Common Stock to ARC for success fees earned in connection with the Business Combination. As of September 30, 2025 and December 31, 2024, the Company has recorded aggregate cash liabilities payable to ARC equal to $0.4 million. The Company intends to vigorously defend itself against the claims in the ARC complaint in excess of these amounts. The Company is also assessing whether there are any counterclaims available to it arising out of self-dealing transactions between ARC and the sponsor. Accordingly, the Company has not recorded any additional liability arising out of the ARC complaint as the Company does not believe any incremental loss is probable, and the Company cannot estimate any reasonably possible loss or range of possible loss.

The Company was not subject to any other material legal proceedings during the nine months ended September 30, 2025 and 2024.

14. Subsequent Events

The Company has evaluated subsequent events occurring through November 14, 2025, the date the condensed consolidated financial statements were issued, for events requiring recording or disclosure in the Company’s condensed consolidated financial statements.

During October 2025, the Company sold 535,880 shares of its Common Stock to Yorkville pursuant to advance notices delivered under the SEPA at prices between $2.63 and $3.00 per share. The Company received gross proceeds of approximately $1.6 million in connection with these issuances.

During October 2025, the Company issued 50,000 shares of Common Stock in connection with the full exercise of the Helena Termination Warrants at an exercise price of $1.20 per share. The Company received gross proceeds of $60,000 in connection with such exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Report and in the Form 10-K.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenue
Subscription revenue	$-	$102	$(102)	-100%
Web imaging revenue	177	40	137	343%
Total revenue	177	142	35	-25%
Cost of revenue	399	226	173	77%
Gross margin	(222)	(84)	(138)	164%
Operating expenses
General and administrative	1,386	1,814	(428)	-24%
Sales and marketing	304	140	164	117%
Research and development	323	298	25	8%
Total operating expenses	2,013	2,252	(239)	-11%
Loss from operations	(2,235)	(2,336)	101	-4%
Other (income) expense, net
Interest expense	6	36	(30)	-83%
Change in fair value of warrants	20	6	14	233%
Change in fair value of PIPE Notes	-	(77)	77	-100%
Change in fair value of Yorkville Note	-	(262)	262	-100%
Change in fair value of crypto assets – Bitcoin	(55)	124	(179)	-144%
Realized (gain) loss on sale of crypto assets – Bitcoin	(54)	51	(105)	-206%
Change in fair value of derivative liability	402	(160)	562	-351%
Gain on troubled debt restructurings	(1,862)	-	(1,862)	N/A
Loss on extinguishment of debt	41	-	41	N/A
Stock warrant expense	-	-	-	N/A
Other expense (income)	8	4	4	100%
Total other income, net	(1,494)	(278)	(1,216)	-651%
Net loss	$(741)	$(2,058)	$1,317	647%

Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
Subscription revenue (Beam)	$-	$102	$(102)	-100%
Web imaging revenue (Real-World Data)	177	40	137	343%
Total	$177	$142	$35	25%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the three months ended September 30, 2025, overall revenue increased by 25% compared to the prior year period. The 100% decrease in subscription revenue was due to the decommissioning of the BEAM platform on May 31, 2025, resulting in no revenue during the three months ended September 30, 2025, as compared to $0.1 million for the three months ended September 30, 2024. The primary driver for the increase in web imaging revenue was due to our enhanced focus on iRWD sales leading to increased customer deliveries during the three months ended September 30, 2025, as compared to the three months September 30, 2024.

Cost of Revenue

	Three Months Ended September 30,
	2025	2024
Cost of revenue	399	226
% of revenue	225%	159%

For the three months ended September 30, 2025, our cost of revenue as a percentage of revenue increased by 66% compared to the prior year period. The increase is primarily driven by the transition away from the BEAM platform, which was decommissioned in May 2025, resulting in no subscription revenue for the three months ended September 30, 2025. The increase is also driven by higher iRWD data and personnel costs to support iRWD sales growth.

General and Administrative

Our general and administrative expenses decreased $0.4 million, or 24%, to $1.4 million for the three months ended September 30, 2025, from $1.8 million for the three months ended September 30, 2024. The decrease is primarily due to a $0.4 million decrease in professional fees, which is attributable to higher accounting and audit fees that were required to file our Form 10-K during the three months ended September 30, 2024.

Sales and Marketing

Our sales and marketing expenses increased $0.2 million, or 117%, to $0.3 million for the three months ended September 30, 2025, from $0.1 million for the three months ended September 30, 2024. The increase is primarily due to an increase in personnel costs of $0.2 million which is driven by increased headcount to support iRWD sales growth.

Research and Development

Research and development expenses for the three months ended September 30, 2025, were generally consistent with research and development expenses for the three months ended September 30, 2024.

Interest Expense

Our interest expense decreased $30 thousand, or 83%, to $6 thousand for the three months ended September 30, 2025, from $36 thousand during the three months ended September 30, 2024. The decrease is primarily due to lower interest expense on (i) loans made by related parties (Management and Directors) which got converted into shares of our Common Stock in June 2025 (see Note 6), (ii) the portion of deferred underwriter fees relating to the Business Combination that was payable in cash which got settled in June 2025 (see Note 7) and (iii) our line of credit borrowing which was not outstanding during the three months ended September 30, 2025.

Change in Fair Value of Warrants

At the closing of the Business Combination in 2023, we issued warrants in connection with the PIPE financing and separately assumed certain private warrants from Data Knights. We determined that these warrants should be accounted for as liabilities, which are adjusted to fair value at the end of each reporting period. The decrease in fair value of warrants for the three months ended September 30, 2025 was mainly due to the resulting fluctuations in the market price of shares of our Common Stock.

Change in Fair Value of PIPE Notes

At the closing of the Business Combination in 2023, we issued PIPE Notes that are convertible into shares of Common Stock and carried at fair value. The change in fair value was mainly due to the resulting fluctuations in the market price of shares of our Common Stock. In June 2025, all outstanding principal and accrued interest got converted into shares of our Common Stock. As such, there was no balance outstanding during the three months ended September 30, 2025 and, therefore, no mark-to-market adjustment was required.

Change in Fair Value of Yorkville Note

In June 2024, we issued the Yorkville Note which is convertible into shares of Common Stock and carried at fair value. The decrease in fair value of Yorkville Note is mainly due to the resulting fluctuations in the market price of shares of our Common Stock. In June 2025, the Yorkville Note matured, and the outstanding principal balance was either converted into shares of our Common Stock or repaid in cash. As such, there was no balance outstanding during the three months ended September 30, 2025, and, therefore, no mark-to-market adjustment was required.

Change in Fair Value of Crypto Assets – Bitcoin

In July 2024, we began strategically investing in Bitcoin as part of our treasury strategy. The change in fair value of crypto assets – Bitcoin reflects the movement in the market price of Bitcoin.

Realized (Gain) Loss on Sale of Crypto Assets – Bitcoin

The realized (gain) loss on sale of crypto assets – Bitcoin reflects the change in the market price of Bitcoin upon sale compared to its purchase price.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability represents the remeasurement adjustment of the SEPA put option with Yorkville. The fair value is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period.

During the three months ended September 30, 2025, we had reasonable expectations of making draws on the SEPA facility to fund operations as needed based on our cash position at the end of the period. As such, the change in fair value of $0.4 million is driven by expected draws on the facility during the remaining commitment period.

During the three months ended September 30, 2024, we received gross cash proceeds of $6.3 million in connection with private placements with institutional investors. As such, we did not expect to draw on the SEPA and the liability was adjusted to a fair value of $0 leading to a change in fair value of $(0.2) million during the three months ended September 30, 2024.

Gain on Troubled Debt Restructurings

Gain on troubled debt restructuring during the three months ended September 30, 2025 was due to settlement agreements with two vendors related to $1.9 million of outstanding balances payable, which we agreed to settle for an aggregate reduced fee of $50 thousand. As such, we recorded a gain on troubled debt restructuring of $1.9 million. During the three months ended September 30, 2024, we did not have any such settlements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt during the three months ended September 30, 2025 relates to an amended promissory note agreement with a former lender to the Company with a $0.3 million stock repurchase commitment outstanding. The loss of $46 thousand represents the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. During the three months ended September 30, 2024, we did not have any debt extinguishments.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenue
Subscription revenue	$105	$443	$(338)	-76%
Web imaging revenue	363	174	189	109%
Total revenue	468	617	(149)	-24%
Cost of revenue	1,136	872	264	30%
Gross margin	(668)	(255)	(413)	162%
Operating expenses
General and administrative	3,999	4,884	(885)	-18%
Sales and marketing	846	623	223	36%
Research and development	1,072	1,127	(55)	-5%
Total operating expenses	5,917	6,634	(717)	-11%
Loss from operations	(6,585)	(6,889)	304	-4%
Other (income) expense, net
Interest expense	59	120	(61)	-51%
Change in fair value of warrants	23	5	18	360%
Change in fair value of PIPE Notes	(1,221)	(44)	(1,177)	2675%
Change in fair value of Yorkville Note	(64)	561	(625)	-111%
Change in fair value of crypto assets – Bitcoin	782	124	658	531%
Realized (gain) loss on sale of crypto assets – Bitcoin	(899)	51	(950)	-1863%
Change in fair value of derivative liability	(32)	-	(32)	N/A
Gain on troubled debt restructurings	(5,569)	-	(5,569)	N/A
Loss on extinguishment of debt	41	-	41	N/A
Stock warrant expense	-	33	(33)	-100%
Other (income) expense	(44)	17	(61)	-359%
Total other (income) expense, net	(6,924)	867	(7,791)	-899%
Net income (loss)	$339	$(7,756)	$8,095	-104%

Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Subscription revenue (Beam)	$105	$443	$(338)	-76%
Web imaging revenue (Real-World Data)	363	174	189	109%
Total	$468	$617	$(149)	-24%

Our revenue is comprised of sales made from our subscription revenue (BEAM) and from our web imaging (iRWD). For the nine months ended September 30, 2025, overall revenue decreased by 24% compared to the prior year period. The primary driver for the decrease in subscription revenue was due to the planned decommissioning of the BEAM platform, which occurred on May 31, 2025. When we made the decision to move away from the BEAM platform to focus on iRWD sales, we stopped renewals for our customers leading to a $0.3 million decrease for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The primary driver for the increase in web imaging revenue was due to our enhanced focus on iRWD sales leading to increased customer deliveries during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Cost of Revenue

	Nine Months Ended September 30,
	2025	2024
Cost of revenue	1,136	872
% of revenue	243%	141%

For the nine months ended September 30, 2025, our cost of revenue as a percentage of revenue increased by 101% compared to the prior year period. The increase is primarily driven by the transition away from the BEAM platform, which was decommissioned in May 2025. This has resulted in lower subscription revenue without the benefit of cost savings for the entire comparative period. The increase is also driven by higher iRWD data and personnel costs to support iRWD sales growth.

General and Administrative

Our general and administrative expenses decreased $0.9 million, or 18%, to $4.0 million for the nine months ended September 30, 2025, from $4.9 million for the nine months ended September 30, 2024. The decrease is primarily due to a decrease in professional fees of $0.4 million and a decrease resulting from a one-time commitment fee of $0.5 million paid to Yorkville for the SEPA. The decrease in professional fees is attributable to higher accounting and audit fees required to file our amended Form 10-K for fiscal years 2023 and 2022, which was not applicable for the nine months ended September 30, 2025.

Sales and Marketing

Our sales and marketing expense increased $0.2 million, or 36%, to $0.8 million for the nine months ended September 30, 2025, from $0.6 million for the nine months ended September 30, 2024. The increase is primarily due to an increase in personnel costs of $0.4 million which is driven by increased headcount to support iRWD sales growth, partially offset by a decrease of $0.1 million in consulting expenses as we bring more sales and marketing resources in-house.

Research and Development

Research and development expenses for the nine months ended September 30, 2025, were generally consistent with research and development expenses for the nine months ended September 30, 2024.

Interest Expense

Our interest expense decreased $61 thousand, or 51%, to $59 thousand for the nine months ended September 30, 2025, from $120 thousand during the nine months ended September 30, 2024. The decrease is primarily due to lower interest expense on (i) loans made by related parties (Management and Directors) which got converted into shares of our Common Stock in June 2025 (see Note 6), (ii) the portion of deferred underwriter fees relating to the Business Combination that was payable in cash which got settled in June 2025 (see Note 7) and (iii) our line of credit borrowing which was not outstanding during the nine months ended September 30, 2025.

Change in Fair Value of Warrants

At the closing of the Business Combination in 2023, we issued warrants in connection with the PIPE financing and separately assumed certain private warrants from Data Knights. We determined that these warrants should be accounted for as liabilities, which are adjusted to fair value at the end of each reporting period. The increase in fair value of warrants for the nine months ended September 30, 2025, compared to the prior period, was mainly due to the resulting fluctuations in the market price of shares of our Common Stock.

Change in Fair Value of PIPE Notes

At the closing of the Business Combination in 2023, we issued PIPE Notes that are convertible into shares of Common Stock and carried at fair value. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of our Common Stock. During the nine months ended September 30, 2025, all holders of PIPE Notes provided notice to convert all outstanding principal and accrued interest outstanding into shares of our Common Stock. As such, the decrease in fair value of PIPE Notes during the nine months ended September 30, 2025 represents the final mark-to-market adjustment prior to conversion of the PIPE Notes.

Change in Fair Value of Yorkville Note

In June 2024, we issued the Yorkville Note which is convertible into shares of Common Stock and carried at fair value. The change in fair value is mainly due to the resulting fluctuations in the market price of shares of our Common Stock. During the nine months ended September 30, 2025, the Yorkville Note matured, and the outstanding principal balance was either converted into shares of our Common Stock or repaid in cash. As such, the decrease in fair value of Yorkville Note during the nine months ended September 30, 2025 represents the final mark-to-market adjustments prior to maturity of the Yorkville Note.

Change in Fair Value of Crypto Assets – Bitcoin

In July 2024, we began strategically investing in Bitcoin as part of our treasury strategy. The change in fair value of crypto assets – Bitcoin reflects the movement in the market price of Bitcoin.

Realized (Gain) Loss on Sale of Crypto Assets – Bitcoin

The realized (gain) loss on sale of crypto assets – Bitcoin reflects the increase or decrease in the market price of Bitcoin upon sale compared to its purchase price.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability represents the remeasurement adjustment of the SEPA put option with Yorkville. The fair value is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period.

During the nine months ended September 30, 2025, we had reasonable expectations of making draws on the SEPA facility to fund operations as needed based on our cash position at the end of the period. The change in fair value was mainly due to the resulting fluctuations in the market price of shares of our Common Stock.

During the nine months ended September 30, 2024, we received gross cash proceeds of $6.3 million in connection with private placements with institutional investors. As such, we did not expect to draw on the SEPA and the liability was ascribed a fair value of $0 leading to no change in fair value during the three months ended September 30, 2024.

Gain on Troubled Debt Restructurings

Gain on troubled debt restructuring during the nine months ended September 30, 2025 was primarily driven by our settlement of deferred underwriter fees which resulted in a gain of $2.8 million (see Note 7) and restructured trade payables with five separate vendors leading to an additional gain of $2.8 million (see Note 5). During the nine months ended September 30, 2024, we did not restructure any of our debt or trade payables.

Loss on Extinguishment of Debt

Loss on extinguishment of debt during the nine months ended September 30, 2025 relates to an amended promissory note agreement with a former lender to the Company with a $0.3 million stock repurchase commitment outstanding. The loss of $46 thousand represents the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. During the nine months ended September 30, 2024, we did not have any debt extinguishments.

Liquidity and Capital Resources

As of September 30, 2025, our principal sources of liquidity were proceeds from related party investors, private placement transactions, investments in Bitcoin and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in)
Operating activities	$(5,790)	$(4,956)
Investing activities	2,358	(2,347)
Financing activities	3,409	9,190

Operating Activities

Our net cash and cash equivalents used in operating activities consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expense, changes in fair value of financial instruments, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to contract performance obligations. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the performance obligation.

During the nine months ended September 30, 2025, we used $5.8 million of cash in operating activities, primarily resulting from non-cash charges of $6.3 million, offset by cash provided by changes in our operating assets and liabilities of $0.1 million and our net income of $0.4 million.

During the nine months ended September 30, 2024, we used $5.0 million of cash in operating activities, primarily resulting from our net loss of $7.8 million, offset by non-cash charges of $1.3 million and cash provided by changes in our operating assets and liabilities of $1.5 million.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases and Bitcoin purchases and sales.

During the nine months ended September 30, 2025, net cash provided by investing activities was $2.4 million, which primarily consisted of Bitcoin activity comprised of $4.8 million in sales, offset by $2.4 million of purchases.

During the nine months ended September 30, 2024, net cash used in investing activities was $2.3 million, which primarily consisted of Bitcoin activity comprised of $2.8 million in purchases, offset by $0.5 million in sales.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $3.4 million, which consisted of $2.5 million and $1.7 million of proceeds from a private placement and related party investments, respectively, offset by $0.8 million of repayments on outstanding debt facilities.

During the nine months ended September 30, 2024, net cash provided by financing activities was $9.2 million, which primarily consisted of $6.3 million of proceeds from private placements, $1.8 million of net proceeds from shareholder loans and $1.4 million of net proceeds under the Yorkville Note, partially offset by $0.2 million of payments for deferred underwriter fees and common stock repurchase.

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

The following table summarizes our material cash requirements as of September 30, 2025:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$3,847	$3,847	$-
Loan extensions	388	388	-
	$4,235	$4,235	$-

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K, the notes to our audited financial statements appearing in the Form 10-K, and the notes to the financial statements appearing elsewhere in this Report. Except as described in this Report, there have been no material changes to these critical accounting policies and estimates through September 30, 2025 from those discussed in the Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were ineffective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Material Weaknesses

Management is aware of material weaknesses in the Company’s internal control related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting, errors in accounting for non-routine transactions, and lack of record keeping. Due to the limited transactional volume currently experienced, combined with our financial limitations, we do not currently have an expanded accounting department that would allow us to better segregate duties. Over time, as we continue to grow and add accounting staff, we expect to continue to enhance our internal control structure, including appropriate segregation of duties. Management has begun taking remediation steps to address the material weakness, including the hiring of a full-time controller in July 2025 and adding additional review procedures over our financial records. This remediation is an ongoing process and there can be no assurance that it will effectively address the material weakness.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding litigation, see Part I – Item 1. Condensed Consolidated Financial Statements, Note 13 - Commitments and Contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company entered into a subscription agreement, dated August 29, 2025, with Dr. Thomas Kosasa, a director of the Company, pursuant to which the Company agreed to issue and sell 581,395 shares of its Common Stock to Dr. Kosasa at a price of $0.86 per share. The Company received net proceeds of approximately $0.5 million from the related party subscription agreement, after deducting an immaterial amount of offering expenses. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Except as set forth above, during the three months ended September 30, 2025, we did not have issuances of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Report:

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

* Filed herewith.

# The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2025.

OneMedNet Corporation

By:	/s/ Robert Golden
Robert Golden
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

