Form 10-K
period 2025-12-31
OneMedNet Corp
filed 2026-03-30
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the common equity of the registrant held by non-affiliates was $13.8 million (based on the closing sales price of the shares of common stock on June 30, 2025). For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 27, 2026, there were there were 52,196,729 shares of common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of preferred stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

ONEMEDNET CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

OneMedNet continued to innovate by responding to the demand for and utilization of Real World Data (as defined below) (“RWD”) and Real World Evidence (as defined below) (“RWE”), specifically data that focused on clinical images with its associated contextual clinical record. We were able to leverage internal technological competencies along with OneMedNet’s formidable healthcare provider installed base from its first product with BEAMTM to become the first RWD solution for life science companies with its launch of iRWDTM in 2019.

OneMedNet provides innovative solutions that unlock the significant value contained within clinical image archives. With a growing network of 2,130 healthcare sites, OneMedNet has the immediate ability to quickly search and extensively curate multi-layer data from a federated group of healthcare facilities. The term “healthcare sites” refers specifically to the hospitals, integrated delivery networks and imaging centers that provide imaging to OneMedNet, which represent the core source of our data. At present, OneMedNet has access to more than 2,130 sites who provide regulatory grade data to us.

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

We help providers to Unlock the Value in Imaging Archives. By utilizing OneMedNet’s iRWDTM offering, providers can greatly improve their research efforts with streamlined data access. Health care providers such as hospitals, clinics, and imaging centers can also accelerate life science patient care innovations by sharing de-identified data in a well-defined and de-identified and secure manner. In return for doing so, income is generated and applied to critical and possibly unfunded provider projects.

The OneMedNet Difference

We believe OneMedNet has been a leader in the business of extracting, securing, and transferring medical data for 10+ years. Doing so requires specialized expertise in:

●	Compliance (HIPAA (as defined below), GDPR, 21 CFR Part11)

●	Advanced privacy & security measures

●	Clinical patient condition(s) and hospital processes

●	Radiology interpretation

●	Artificial Intelligence and Machine Learning (“AI/ML”) technology

Attaining in-house expertise in all essential elements is a challenge and we believe it deters many organizations from attempting such a venture. We take pride in this ambitious achievement while continually working to maintain state-of-the-art expertise. OneMedNet strictly adheres to the highest level of professional and ethical standards and applicable regulations throughout all interactions and activities.

We believe OneMedNet is a leader in the field of regulatory-grade imaging RWD curation. Doing so requires specialized expertise in AI/ML technology, data privacy/security, as well as expertise in clinical patient condition(s) and healthcare record keeping. Having, or achieving, expertise in all essential disciplines is a challenging achievement. OneMedNet had a significant head start with our clinical image exchange solution which served to launch the Company over a decade ago. All data remains “native” within the federated OneMedNet iRWDTM provider network - meaning all the data remains locally onsite until specific de-identified data is licensed for a particular life science research opportunity.

OneMedNet’s Competitive Advantages

We believe that OneMedNet iRWDTM offers the best of advanced technology, clinical expert curation, and service. Medical imaging and associated clinical data are indexed at each network site using state-of-the-art AI/ML technology. This typically includes electronic health records (“EHR”), radiology, cardiology, lab, pathology and more. Our in-house clinical team performs intensive curation of the data so that results meet the specifications and requirements of life science Data Collection Protocol - regardless of the complexity.

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

Real World Data is observational data typically gathered when an approved medical product is on the market and used by “real” patients in real life, as opposed to clinical trials or real world images for real patients. The FDA cites several potential sources of Real World Data, including EHR, claims, and disease and product registries. There are multiple types of data including structured and unstructured data, clinical and billing data, transactional and claims data, patient-generated data, and data gathered from additional sources that can shed light on a patient’s health status and more. As reliance on healthcare data grows exponentially, OneMedNet has observed that the reliance on information has increased coming from multiple additional sources including EHR, claims, registries, clinical trials, patient and provider surveys, wearable devices and more. These additional sources include the internet of things, social media forums and blogs. Real World Data has the potential to break down inefficiencies and fill gaps in information silos among stakeholders throughout the healthcare ecosystem of providers, payers, manufacturers, government entities and patients. This information sharing, in turn, enables all parties to derive new insights, support value-based care and deliver better health outcomes.

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

Definitions of Real World Data and Real World Evidence

Real World Data has become a powerful tool in the life sciences industry. After decades of relying on clinical data as the gold standard for decision making, industry leaders now recognize how data collected in the real world adds valuable context and insight to their efforts. From identifying unmet medical needs and defining the patient journey, to supporting regulatory submissions, proving value to payers, and shaping market strategies, Real World Data adds value at every stage of the drug development lifecycle. Real World Data also sets the foundation for Real World Evidence, and while the terms are often used interchangeably, they are distinct, and they are changing health care. Here’s how it happens:

1.	First, Real World Data are data relating to patient health status and/or the delivery of health care routinely collected from a variety of sources. Real World Data is aggregated and transformed, such as through OneMedNet’s robust analytics. Real World Data are the data relating to patient health status and/or the delivery of health care routinely collected from a variety of sources. There are many different types, sources and uses of Real World Data, for example:

●	Clinical Data - For example, clinical data from EHR and case report forms (“eCRF”) including biopsies and other pathology tests, diagnostic imaging, social determinants of health, cancer organoids, which provide patient demographics, family history, comorbidities, procedure and treatment history, and outcomes.

●	Patient Generated Data - For example, patient-generated data from patient-reported outcome surveys, which data provide insights directly from the patient and help researchers understand what happens outside of clinic visits, procedures, and hospital stays.

●	Cost and Utilization Data (Qualitative Studies) - For example, cost and utilization data from claims and public datasets, which data provide information regarding healthcare services utilization, population coverage, and prescribing patterns.

●	Public Health Data - For example, public health data from various government data sources, which add critical information to enable stakeholders to best serve the needs of the populations they serve.

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

An additional recent approval of note was the FDA’s December 2021 approval of the supplemental BLA (Biological License Application) for Orencia® to prevent graft versus host disease. The application included data from a randomized clinical trial, with additional evidence of effectiveness provided by a registry-based clinical study that was conducted using Real World Data from the Center for International Blood and Marrow Transplant Research. That registry study analyzed outcomes of 54 patients treated with Orencia® for the prevention of graft versus host disease, in combination with standard immunosuppressive drugs, versus 162 patients treated with the standard immunosuppressive drugs alone and showed efficacy in that indication.

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

Evaluating Real World Evidence in the context of regulatory decision-making depends not only on the evaluation of the methodologies used to generate the evidence but also on the reliability and relevance of the underlying Real World Data; these constructs may raise different types of considerations. Real World Evidence refers to evidence about the risks and benefits of a product derived from analysis of the Real World Data. For example, the FDA has used Real World Data and Real World Evidence, derived from its Sentinel System, the largest multi-site distributed database in the world dedicated to medical product safety, for monitoring the safety of regulated products, in place of post-marketing studies. It has carried this out for nine potential safety issues involving five products.

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

Real World Evidence can be used to make clinical trials more effective and efficient, for example in patient recruitment or label extension. Real World Evidence gathered from other studies or from currently marketed products in a similar category, for example, can have a positive effect on the product portfolio by exposing positive side effects as new potential indications. The most famous example is Viagra, which was initially studied as a drug to lower blood pressure, but an unexpected side effect led to the drug ultimately being approved for erectile dysfunction.

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

Real World Evidence is now accepted as a reliable source of information for regulatory decision making in certain circumstances. A primary rationale for the FDA to use Real World Evidence is to help support the approval of a new or extended use for a drug approved under the FD&C Act and to help support or satisfy post-approval study requirements, always with the condition that the data quality is up to the standard required. In a recent statement, the FDA even noted how new tools for capturing data in the post-market period, including more sophisticated use of Real World Data and Real World Evidence are providing new approaches to address important questions about the safety and benefits of new drugs in real world settings and that these approaches have the potential to do to so more rapidly and with greater efficiency than traditional methods.

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

Although clinical trials are incredibly important to determine the safety and efficacy of new technologies, when compared to Real World Evidence, they do have some limitations. For example, a traditional clinical trial can have strict inclusion criteria that make it challenging for providers to accurately extrapolate the results of a clinical trial to a broader population. Clinical trial participation is often limited by who the study administrators are able to recruit, and various demographics are often not able to participate. This again challenges the generalizability of clinical trial results across patient populations. Real World Evidence can help overcome the limitations of clinical trials by providing information about a broader cross-section of society. This can help clinicians, researchers, and industry partners better understand their products and how they work.

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

Market Size

The global Real World Evidence solutions market size was estimated at USD $2.6 billion in 2023 and is expected to grow at a compound annual growth rate (CAGR) of 7.4% from 2024 to 2030. The market growth is driven by rising demand for enhanced Real World Evidence capabilities within the life science industry, reflecting an increasing market shift from volume to value-based care. Advancements in data analytics and Real World Evidence contribute to supporting regulatory compliance, research, and solution development efforts in medical device and life sciences organizations. For instance, the increased demand for Real World Evidence solutions is prompting players to introduce new products, fostering market growth. In October 2023, Maxis Clinical Sciences launched Real World Evidence Solutions, providing diverse Real World Data capture and analysis to improve clinical research and care.

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

Real World Evidence solutions services allow pharmaceutical companies and healthcare providers as well as payers by providing efficient management of operations and accelerating the process of drug development and its approval, which fuels market growth. Support from regulatory bodies for using Real World Evidence solutions and an increase in research and development spending are anticipated to boost market growth.

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

Our Long-Term Growth Strategies

Our long-term growth strategy is anchored on the following key pillars:

●	Increase Global Reach to Meet Demand: Our strategy is to continue growing our global footprint into areas where we expect high demand growth in the global Real World Evidence solutions market, which is projected to grow from $2.62 billion in 2024 to $4.55 billion by 2030, at a CAGR of 8.2%. There is a rise in emphasis on evidence-based medicine that relies on Real World Evidence, which comes from Real World Data. Market players in healthcare industries, including regulators, healthcare providers, and payers are becoming more aware of the importance of using Real World Data for making informed decisions regarding comparative effectiveness, treatment effectiveness, cost-effectiveness, and safety. As a result, the demand for Real World Data solutions is increasing rapidly, which is further driving the growth of the market. Regulatory agencies such as EMA and the FDA are making use of Real World Evidence in regulatory decision-making processes. These regulatory authorities have frameworks and guidelines for using Real World Evidence and Real World Data in regulatory submissions, post-market surveillance, and drug approvals. As a result, the demand for Real World Data is rising, which in turn is expected to support growth of the market in the coming future. The use of Real World Evidence derived from Real World Data demonstrates value and cost-effectiveness of medical devices and drugs for healthcare technology assessment agencies and payers. With this Real World Evidence, market access becomes easier, and it also enables reimbursement negotiations. This further facilitates the inclusion of new therapies in the coverage of healthcare, which in turn creates major opportunities in the global market.

●	Innovate Our Commercial Approach to Drive Incremental Market Share: We intend to expand our sales network across the globe, while simultaneously building out our sales infrastructure. We intend to focus on our target markets, which include (i) Imaging AI; (ii) medical device companies; and (iii) pharmaceutical companies, as summarized here:

●	Enhance and Refine Our Service Offering: Building on our customer-centric mindset throughout our development, curation and commercial processes, we plan to continue expanding and improving our service offering. As we continue to expand into additional geographies globally, we plan to build upon these three pillars:

●	Expand Our Product Offering: We plan to continually evaluate the benefits of expanding our portfolio into other high-growth, high-demand Real World Data and Real World Evidence solutions in the future.

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

Recent Developments

Private Placements

June 2025 Financing

On June 19, 2025, we entered into a securities purchase agreement with James Sixsmith (“Mr. Sixsmith”), pursuant to which we agreed to issue and sell to Mr. Sixsmith 3,390,923 shares of our Common Stock at a price of $0.42 per share and pre-funded warrants exercisable for 2,561,457 shares of our Common Stock at an exercise price of $0.42 per share. Mr. Sixsmith was required to prepay the exercise price for the pre-funded warrants, other than $0.0001 per share. The pre-funded warrants will be exercisable at any time after the date of issuance and will not expire. Mr. Sixsmith is entitled to receive dividends on the pre-funded warrants, if declared, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of our Common Stock.

We received net proceeds of $2.5 million from the June 2025 private placement, after deducting an immaterial amount of offering expenses.

Subscription Agreements – Related Parties

On June 20, 2025, we entered into subscription agreements with Dr. Thomas Kosasa and Dr. Jeffrey Yu, pursuant to which we agreed to issue 1,190,476 and 1,666,667 shares of our Common Stock, respectively, at a price of $0.42 per share.

On August 29, 2025, we entered into another subscription agreements with Dr. Thomas Kosasa, pursuant to which we agreed to issue 581,395 shares of our Common Stock, at a price of $0.86 per share.

We received net proceeds of approximately $1.7 million from these subscription agreements, after deducting an immaterial amount of offering expenses.

Debt Reductions

On June 17, 2025 and June 19, 2025, the holders of Pre-Closing PIPE Notes delivered notices to the Company of their respective elections to convert an aggregate of $1.7 million of outstanding principal and accrued interest (carrying amount of $0.5 million at the time of conversion) under the PIPE Notes (the “PIPE Notes Conversion”). Under the PIPE Notes Conversion, we issued an aggregate of 1,453,174 shares of Common Stock in full satisfaction of the PIPE Notes. The PIPE Notes were converted pursuant to their terms at a conversion price of $1.14 per share.

Between June and July 2025, we negotiated and settled certain trade payables and other amounts owed by the Company representing an aggregate of approximately $6.3 million of current liabilities as reflected on the Company’s consolidated balance sheets as of December 31, 2024, which amount includes the settlement of approximately $3.3 million of deferred underwriter fees payable to EF Hutton (the “Settlements”).

We entered into a letter agreement, dated May 19, 2025, with Slickage (the “Slickage Agreement”) to settle $177,500 of trade accounts payable owed by the Company to Slickage through the issuance of 250,000 shares of Common Stock to Slickage (the “Slickage Shares”), representing a conversion price of $0.71 per share. Pursuant to the Slickage Agreement, we agreed to register for resale the Slickage Shares on our registration statement declared effective by the SEC on July 24, 2025.

On June 19, 2025, we entered into agreements with Dr. Kosasa and Dr. Yu to convert an aggregate of approximately $3.3 million of outstanding principal and accrued interest under certain shareholder loans and business combination extension loans (collectively, the “Loans”) made by Dr. Kosasa and Dr. Yu to the Company into an aggregate of 4,693,299 shares of Common Stock (the “Loan Conversions”). The Loans were converted at a conversion price of $0.71 per share. Pursuant to Loan Conversions, (i) Dr. Kosasa converted Loans with aggregate principal and accrued interest of approximately $3.6 million for 2,865,019 shares of Common Stock, and (ii) Dr. Yu converted Loans with aggregate principal and accrued interest of approximately $1.3 million for 1,828,280 shares of Common Stock. The shares of Common Stock issued under the Loan Conversions were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act.

On June 19, 2025, Dr. Kosasa delivered notice to the Company of his election to convert in full the amounts of outstanding principal under certain convertible shareholder loans (the “Kosasa Convertible Loans”) previously made by Dr. Kosasa to the Company, in an aggregate principal amount of approximately $1.6 million, converting into an aggregate of 2,123,424 shares of Common Stock (the “Kosasa Convertible Loan Conversions”). The Kosasa Convertible Loans were converted pursuant to their terms at a conversion price of $0.7535 per share. The shares of Common Stock delivered to Dr. Kosasa upon the Kosasa Convertible Loan Conversions were delivered in full satisfaction of amounts owed to Dr. Kosasa under the Kosasa Convertible Loans.

Overall, between May and July of 2025, as reflected above, the Company settled or converted an aggregate of approximately $11.9 million of current liabilities of the Company in connection with the Settlements, the Loan Conversions, the Kosasa Convertible Loan Conversions and the PIPE Notes Conversions, representing a 62% reduction in the Company’s total liabilities outstanding as of December 31, 2025.

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

Data Privacy

Certain of our operations are subject to regulation under the administrative simplification provisions of HIPAA. Federal regulations related to HIPAA contain minimum standards for electronic transactions and code sets and for the privacy and security of protected health information. Patient health information is among the most sensitive of personal information, and it is critically important that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Real World Evidence - information that allows us to examine actual practices and outcomes - is essential to increase access to care, improve outcomes, and lower costs.

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

The OneMedNet Privacy Policy is our foundational privacy policy. It explains how, when applicable, we collect, hold, use and disclose personal information, including that of our personnel, consumers, healthcare professionals, patients, medical research subjects, clinical investigators, customers, suppliers, vendors, business partners and investors.

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

Human Capital Resources

Our workforce is comprised of approximately 23 employees (as of December 31, 2025), including approximately 1 part-time employee (references herein to “employees” include to the employees of our subsidiaries). Our Board of Directors and its committees oversee human capital matters through regular reporting from management and advisors.

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

Implications of Being an Emerging Growth Company

As a company with less than $1.235 billion in revenues during our last fiscal year, we qualify as an emerging growth company as defined JOBS Act enacted in 2012. As an emerging growth company, we expect to take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

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

We have experienced net losses in each annual period since inception. We generated net losses of $2.8 million and $10.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $104.4 million.

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

OneMedNet believes it has demonstrated its quality and responsiveness in clinical imaging and curation of Real-World Data based upon success in compiling one of the largest networks of imaging centers (comprised of hospitals, imaging centers and clinics) throughout the United States covering more than 31 million Patient Records to date. On the global front, OneMedNet works with hospitals and life science companies around the world including in Ireland, United Kingdom, The Netherlands, Denmark, Germany, Canada and South Korea and growing. We base these claims on our understanding of our competition in the United States and globally. However, if we were to lose these relationships with our network of imaging centers or lose our customers or our competitors’ technology surpasses ours, our competitors could claim a greater market share domestically or abroad, which could reduce our growth and our profits, which could harm our business, financial position, results of operations and prospects.

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

As stated above, we have experienced net losses in each annual period since inception. We generated net losses of $2.8 million and $10.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $104.4 million. Our independent registered accounting firm has included an explanatory paragraph in its report expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We intend to continue funding our operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

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

We are subject to risks related to holding bitcoin, the price of which has been, and will likely continue to be, highly volatile

We began strategically investing in bitcoin during 2024 and may use our cash and cash equivalents to purchase more bitcoin in the future. Bitcoin is a highly volatile asset that has traded below $75,000 per bitcoin and above $124,000 per bitcoin during 2025. In addition, bitcoin does not pay interest or other returns and so the ability to generate a return on investment in bitcoin will largely depend on whether there is appreciation in the market price of bitcoin following our purchases of bitcoin.

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

In October 2024, we identified material weaknesses in our internal controls over financial reporting related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting, error in accounting for non-routine transactions, and lack of record keeping. Upon re-evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, management has determined that, as of December 31, 2025, we did not maintain effective internal control over financial reporting. We cannot assure you that we will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. Such misstatements have resulted in the restatement of the financial statements included in this Annual Report, and misstatements could result in future restatements of our financial statements, cause us to fail to meet our reporting obligations in addition to stock exchange listing requirements, cause investors to lose confidence in our reported financial information, result in a decline in our stock price, and cause us to be subject to litigation or regulatory enforcement actions.

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

We draw on the knowledge and insight of external cybersecurity experts and vendors, and our Chief Technology Officer’s experience in building solutions that are secure and compliant with our information security framework. OneMedNet leverages an array of security services and tools to secure OneMedNet information infrastructure and protect systems and information from unauthorized access. OneMedNet’s products and solutions, including 3rd party software and services such as hosted cloud-based platforms are monitored by a healthcare cloud, security and compliance organization that provides a real-time dashboard to monitor for potential threats and vulnerabilities. Non-technical safeguards also play an important role in our cybersecurity program. We provide various training programs and tools to employees so they can avoid risky practices and help us promptly identify potential or actual issues. We also have global incident response procedures, global service tools to log incidents and issues for investigation, and an ethics line to report concerns and follow up on matters already reported. The Compliance team, led by our Chief Technology Officer, develops and implements our strategy, as well as monitors systems and devices for risks and threats.

Item 2. Properties

Our corporate headquarters in Eden Prairie, Minnesota is leased on a month-to-month basis. We have a remote work policy that allows all employees to be remote on an ongoing basis. As a result, our employees are in permanent remote status and are not required to report to an office for work. We believe our current office space is adequate for our current operations and our anticipated future needs.

Item 3. Legal Proceedings

We may be subject from time to time to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. A discussion of legal matters is found in Note 13 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Holders of our Common Stock

As of March 27, 2026, there were approximately 32 holders of record of our Common Stock. Certain shares of our Common Stock are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include beneficial owners of shares that are held in trust by other entities.

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

The total consideration for the Business Combination and related transactions was approximately $200 million. In connection with the meeting of stockholders of Data Knights to approve the Business Combination (the “Special Meeting”), certain public holders (the “Redeeming Stockholders”) holding 1,600,741 shares of Common Stock exercised their right to redeem such shares for a pro rata portion of the funds held by Continental Stock Transfer & Trust Company, as trustee (“Continental”) in the trust account established in connection with Data Knights’ initial public offering (the “Trust Account”). Effective November 7, 2023, Data Knights’ common stock, warrants and units ceased trading, and effective November 8, 2023, our Common Stock began trading on the Nasdaq Global Market under the symbol “ONMD” and the Public Warrants began trading on the Nasdaq Global Market under the symbol “ONMDW.”

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

Key Components of Consolidated Statements of Operations

Revenue

The Company generates revenue from two streams: (1) iRWD, which provides regulatory grade imaging and clinical data in the pharmaceutical, device manufacturing, contract research organizations, and AI markets and (2) BEAM, which is a medical imaging exchange platform between hospital/healthcare systems, imaging centers, physicians and patients. iRWD is sold on a fixed fee basis based on the number of data units and the cost per data unit committed to in the customer contract. Revenue is recognized when the data is delivered to the customer. BEAM revenue is subscription-based revenue that is recognized ratably over the subscription period committed to by the customer. The Company invoices its BEAM customers quarterly or annually in advance with the customer contracts automatically renewing unless the customer issues a cancellation notice. The BEAM platform was decommissioned in May 2025 and no revenue was generated from this platform thereafter.

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

General and Administrative Expenses

General and administrative functions include finance, legal, operations, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, and depreciation expense.

Research and Development Expenses

Costs incurred in the research and development of our products are expensed as incurred. Research and development costs include personnel, contracted services, materials, and indirect costs involved in the design and development of new products and services, as well as hosting expense.

Sales and Marketing Expenses

Our sales and marketing costs consist of labor and tradeshow costs.

Other (Income) Expenses, Net

Interest Expense

Interest expense consists of interest incurred on our debt facilities, including loans with related parties, deferred underwriter fees, insurance premiums loans, loan extensions, stock repurchase loan and our line of credit.

Change in Fair Value of Warrants

We have outstanding warrants that were issued at the closing of the Business Combination, which are accounted for as liabilities at fair value. These warrants are subsequently re-measured at fair value on our consolidated balance sheets at the end of each reporting period and at settlement, as applicable, and changes in fair value are recognized in the consolidated statements of operations.

Change in Fair Value of Convertible Notes

We have elected the fair value option of accounting for the PIPE Notes issued in the Business Combination and the Yorkville Note (as defined below) issued with the SEPA. These instruments contained embedded derivatives that would require bifurcation and separate accounting; therefore, we made the election to measure the entire contingently convertible debt instruments, including accrued interest, at fair value. These instruments are subsequently re-measured at fair value on our consolidated balance sheets at the end of each reporting period and at settlement, as applicable, and changes in fair value are recognized in the consolidated statements of operations. The PIPE Notes and Yorkville Note were both settled in 2025 and were no longer outstanding at the end of the reporting period.

Change in Fair Value of Crypto Assets – Bitcoin

We have adopted a Bitcoin strategy on the balance sheets as a forward-looking approach to corporate treasury management that incorporates digital currencies. Our Bitcoin holdings are held at fair value on the consolidated balance sheets and are re-measured at the end of each reporting period based on the quoted end-of-day price provided by a reputable and liquid exchange.

Realized Gain on Sale of Crypto Assets – Bitcoin

As part of our Bitcoin strategy, we routinely sell quantities held as part of our corporate treasury strategy to fund operations as needed. We recognize a realized gain upon sale when the price of Bitcoin is higher than its initial purchase price.

Change in Fair Value of SEPA Derivative Liabilities

We entered into a SEPA arrangement with Yorkville during 2024 that gave us the right, but not the obligation, to require Yorkville to purchase shares over a two-year commitment period, subject to volume limits. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The liabilities are subsequently re-measured at fair value on our consolidated balance sheets at the end of each reporting period, with changes in fair value recognized in the consolidated statements of operations.

Gain on Troubled Debt Restructurings

We settled our deferred underwriter fees payable and certain trade payables during 2025. These transactions were accounted for as troubled debt restructurings because there were concessions granted to us and due to substantial doubt regarding our ability to continue as a going concern. The gain represents the difference between the net carrying values and consideration transferred at the time of these settlements.

Loss on Extinguishment of Debt

We restructured a note payable to a former lender of the Company related to common shares that we repurchased in 2024. The amendment was accounted for as an extinguishment of debt because the change in cash flows before and after the amendment were substantially different. As a result, a loss was recorded representing the difference between the net carrying amount of the original note and the reacquisition price of the amended note.

Other Expense

Other expense primarily includes foreign exchange losses related to our operations and revenue outside of the United States. For the year ended December 31, 2024, other expense also includes the fair value of the warrants issued to terminate the Helena SPA.

Results of Operations

The following tables set forth our consolidated statements of operations data for the periods presented:

	Year Ended December 31,		Change 2025
	2025	2024	$	%
Revenue
Subscription revenue	$105	$351	$(246)	-70%
Data delivery revenue	1,254	292	962	329%
Total revenue	1,359	643	716	111%
Cost of revenue	1,862	924	938	102%
Gross margin	(503)	(281)	(222)	79%
Operating expenses
General and administrative	6,377	7,027	(650)	-9%
Sales and marketing	1,272	830	442	53%
Research and development	1,515	1,467	48	3%
Total operating expenses	9,164	9,324	(160)	-2%
Loss from operations	(9,667)	(9,605)	(62)	-1%
Other (income) expense, net
Interest expense	67	147	(80)	-54%
Change in fair value of warrants	56	(9)	65	-722%
Change in fair value of convertible notes	(1,285)	808	(2,093)	-259%
Change in fair value of crypto assets – Bitcoin	945	(798)	1,743	-218%
Realized gain on sale of crypto assets – Bitcoin	(922)	(120)	(802)	668%
Change in fair value of SEPA derivative liabilities	(216)	434	(650)	-150%
Gain on troubled debt restructurings	(5,569)	-	(5,569)	N/A
Loss on debt extinguishment	41	-	41	N/A
Other expense	16	60	(44)	-73%
Total other (income) expenses, net	(6,867)	522	(7,389)	-1416%
Loss before income taxes	$(2,800)	$(10,127)	$7,327	-72%
Income tax expense	1	2	(1)	-50%
Net loss	(2,801)	(10,129)	7,328	-72%

Revenue

	Year Ended December 31,		Change 2025
	2025	2024	$	%
Subscription revenue (BEAM)	$105	$351	$(246)	-70%
Data delivery revenue (Real-World Data)	1,254	292	962	329%
Total	$1,359	$643	$716	111%

Total revenue was $1.4 million for the year ended December 31, 2025, compared to $0.6 million for the year ended December 31, 2024, an increase of $0.8 million, or 111%. The increase was primarily due to a $1.0 million increase in data delivery revenue (iRWD), which is partially offset by lower subscription revenue (BEAM) as a direct result of decommissioning this platform in May 2025. The increase in data delivery revenue is a result of our strategic transition to a unified real-world data platform, which led to significant growth in our customer base and thus a higher volume of data deliveries during the year ended December 31, 2025.

Cost of Revenue

	Year Ended December 31,
	2025	2024
Cost of revenue	1,862	924
% of revenue	137%	144%

Cost of revenue was $1.9 million for the year ended December 31, 2025 compared to $0.9 million for the year ended December 31, 2024, an increase of $0.9 million, or 102%. The increase of $0.8 million was primarily due to an increase in data and curation charges to support the increase in data delivery revenue generated by our iRWD platform.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the year ended December 31, 2025, compared to $7.0 million for the year ended December 31, 2024, a decrease of $0.7 million, or 9%. The decrease of $0.7 million was primarily due to a decrease of $1.4 million in professional fees, which is driven by higher accounting and audit fees that were required to file our Form 10-K during the year ended December 31, 2024. This is partially offset by an increase of $0.6 million in salary and related personnel costs, driven by share-based compensation expense as we made a significant number of RSU grants during the year ended December 31, 2025, and an increase of $0.1 million in other miscellaneous office expenses.

Sales and Marketing Expenses

Sales and marketing expenses were $1.3 million for the year ended December 31, 2025, compared to $0.8 million for the year ended December 31, 2024, an increase of $0.5 million, or 53%. The increase of $0.5 million was primarily due to an increase of $0.6 million in salary and related personnel costs, which is driven by increased headcount to support iRWD sales growth.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025, were generally consistent with research and development expenses for the year ended December 31, 2024.

Interest Expense

Interest expense was $67 thousand for the year ended December 31, 2025, compared to $147 thousand for the year ended December 31, 2024, a decrease of $80 thousand, or 54%. The decrease of $80 thousand was primarily due to us settling our related party loans and deferred underwriter fees during the year ended December 31, 2025.

Change in Fair Value of Warrants

The change in fair value of warrants is composed of the re-measurement adjustment for our liability-classified warrants that were issued in connection with the Business Combination. The change is mainly due to the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes is composed of the re-measurement adjustment for the PIPE Notes and Yorkville Note (each, as defined below) which are carried at fair value. The change is mainly due to the resulting fluctuations in the market price of shares of Common Stock. Both instruments were converted or repaid during the year ended December 31, 2025, and were no longer outstanding at the end of the reporting period.

Change in Fair Value of Crypto Assets – Bitcoin

The change in fair value of crypto assets – Bitcoin during the years ended December 31, 2025 and 2024 reflects the change in the price of Bitcoin.

Realized Gain on Sale of Crypto Assets – Bitcoin

The realized gain on sale of crypto assets – Bitcoin during the years ended December 31, 2025 and 2024 reflects the increase in the price of Bitcoin upon sale compared to its purchase price.

Change in Fair Value of SEPA Derivative Liabilities

The change in fair value of SEPA derivative liabilities is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period. The gain for the year ended December 31, 2025 is a result of us delivering advance notices under the SEPA leading to less availability at the end of the reporting period. During the year ended December 31, 2024, we did not make any draws on the SEPA facility.

Gain on Troubled Debt Restructurings

Gain on troubled debt restructurings during the year ended December 31, 2025 was primarily driven by our settlement of deferred underwriter fees which resulted in a gain of $2.8 million (See Note 8, Stockholders’ Deficit to the accompanying consolidated financial statements included elsewhere in this Annual Report) and restructured trade payables with five separate vendors leading to an additional gain of $2.8 million (See Note 5, Accounts Payable and Accrued Expenses to the accompanying consolidated financial statements included elsewhere in this Annual Report). During the year ended December 31, 2024, we did not restructure any of our debt or trade payables.

Loss on Extinguishment of Debt

Loss on extinguishment of debt during the year ended December 31, 2025 relates to an amended promissory note agreement with a former lender to the Company with a $0.3 million stock repurchase commitment outstanding. The loss of $46 thousand represents the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. During the year ended December 31, 2024, we did not have any debt extinguishments.

Other Expense

Other expense was $16 thousand for the year ended December 31, 2025, compared to $60 thousand for the year ended December 31, 2024, a decrease of $44 thousand, or 73%. The decrease of $44 thousand was primarily due to $35 thousand of stock warrant expense incurred to terminate the Helena SPA during the year ended December 31, 2024, with the remaining decrease attributable to lower foreign exchange losses from our operations and revenue outside of the United States.

Liquidity and Capital Resources

As of December 31, 2025, our principal sources of liquidity were net proceeds received related to debt and equity financings and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in)
Operating activities	$(7,503)	$(6,952)
Investing activities	2,307	(1,982)
Financing activities	5,609	9,059

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

During the year ended December 31, 2025, we used $7.5 million of cash in operating activities, primarily resulting from our net loss of $2.8 million and non-cash charges of $4.8 million, offset by changes in our operating assets and liabilities of $0.1 million.

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

During the year ended December 31, 2025, net cash provided by investing activities was $2.3 million, primarily consisting of proceeds from Bitcoin sales of $5.1 million, offset by Bitcoin purchases of $2.8 million.

During the year ended December 31, 2024, net cash used in investing activities was $2.0 million, consisting of $2.9 million of Bitcoin purchases, offset by $1.0 million of Bitcoin sales and $0.1 million of property and equipment purchases.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $5.6 million, consisting of $2.5 million in net proceeds from the private placement in June 2025, $1.7 million in net proceeds from related party subscription agreements, $2.5 million in net proceeds from the Yorkville SEPA, partially offset by $0.5 million paid to settle deferred underwriter fees, $0.3 million in repayment of the Yorkville Note and $0.4 million in repayments of other outstanding loans.

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

The following table summarizes our current and long-term material cash requirements as of December 31, 2025:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$3,496	$3,496	$-
Loans payable	974	754	220
	$4,470	$4,250	$220

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

Data Delivery Revenue

Data delivery revenues are generated from the Company’s data broker (iRWD) product, which provides regulatory grade imaging and clinical data in the pharmaceutical, device manufacturing, clinical research organizations, and artificial intelligence markets. Data delivery customers are invoiced in installments as the related data is delivered. Revenue from the sale of iRWD products is recognized at a point in time using an output measure of progress, which is based on the number of data units delivered relative to the total data units committed by the customer.

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

OneMedNet Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OneMedNet Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

East Brunswick, New Jersey

March 30, 2026

PCAOB ID Number 100

ONEMEDNET CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$585	$172
Investment in crypto assets – Bitcoin	506	2,849
Accounts receivable, net	495	213
Prepaid expenses and other current assets	509	385
Total current assets	2,095	3,619
Property and equipment, net	56	108
Total assets	$2,151	$3,727
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$3,496	$6,038
Deferred revenues	389	561
Loans payable	754	3,608
Loans payable – related parties	-	2,319
Convertible notes at fair value	-	3,452
Deferred underwriter fee payable	-	3,250
SEPA put option liability	186	-
Total current liabilities	4,825	19,228
Loans payable, net of current portion	220	-
Warrant liabilities	71	15
SEPA put option liability, net of current portion	-	434
Total liabilities	5,116	19,677
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred Stock, par value $0.0001, 1,000,000 authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 52,172,219 shares issued and 51,984,474 shares outstanding at December 31, 2025, and 28,175,172 shares issued and 27,987,427 shares outstanding at December 31, 2024	2	2
Additional paid-in-capital	101,932	86,146
Treasury stock, at cost, 187,745 shares at December 31, 2025 and 2024	(529)	(529)
Accumulated deficit	(104,370)	(101,569)
Total stockholders’ deficit	(2,965)	(15,950)
Total liabilities and stockholders’ deficit	$2,151	$3,727

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue
Subscription revenue	$105	$351
Data delivery revenue	1,254	292
Total revenue	1,359	643
Cost of revenue	1,862	924
Gross margin	(503)	(281)
Operating expenses
General and administrative	6,377	7,027
Sales and marketing	1,272	830
Research and development	1,515	1,467
Total operating expenses	9,164	9,324
Loss from operations	(9,667)	(9,605)
Other (income) expense, net
Interest expense	67	147
Change in fair value of warrants	56	(9)
Change in fair value of convertible notes	(1,285)	808
Change in fair value of crypto assets – Bitcoin	945	(798)
Realized gain on sale of crypto assets – Bitcoin	(922)	(120)
Change in fair value of SEPA derivative liabilities	(216)	434
Gain on troubled debt restructurings	(5,569)	-
Loss on extinguishment of debt	41	-
Other expense	16	60
Total other (income) expense, net	(6,867)	522
Loss before income taxes	$(2,800)	$(10,127)
Income tax expense	1	2
Net loss	$(2,801)	$(10,129)

Earnings per share:
Basic and diluted net loss per common share outstanding	$(0.06)	$(0.36)

Basic and diluted weighted average number of common shares outstanding	44,547,815	28,076,512

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	23,572,232	$2	-	$-	$77,996	$(91,440)	$(13,442)
Issuance of common stock to settle deferred underwriter fee payable	277,778	-	-	-	242	-	242
Repurchase of common stock	-	-	(187,745)	(529)	-	-	(529)
Vesting of restricted stock units	200,000	-	-	-	-	-	-
Issuance of common stock and pre-funded warrants in connection with private placements, net of issuance costs	3,598,850	-	-	-	6,270	-	6,270
Issuance of common stock to settle Yorkville commitment fee	526,312	-	-	-	500	-	500
Issuance of warrants to terminate Helena SPA	-	-	-	-	35	-	35
Extinguishment of officer accrued salaries	-	-	-	-	132	-	132
Partial conversion of Yorkville Note	-	-	-	-	343	-	343
Stock-based compensation expense	-	-	-	-	628	-	628
Net loss	-	-	-	-	-	(10,129)	(10,129)
Balances as of December 31, 2024	28,175,172	$2	(187,745)	$(529)	$86,146	$(101,569)	$(15,950)
Issuance of common stock in connection with private placements, net of issuance costs	4,864,619	-	-	-	2,497	-	2,497
Issuance of common stock upon partial conversions of Yorkville Note	1,866,562	-	-	-	1,392	-	1,392
Issuance of common stock in connection with settlement of vendor payable	250,000	-	-	-	111	-	111
Issuance of common stock upon conversions of loans with related parties	3,166,475	-	-	-	2,334	-	2,334
Issuance of common stock upon conversions of PIPE Notes	1,453,174	-	-	-	510	-	510
Issuance of common stock upon conversions of loan extensions with related parties	3,650,248	-	-	-	2,584	-	2,584
Issuance of common stock in connection with subscription agreements with related parties	3,438,538	-	-	-	1,697	-	1,697
Issuance of common stock in connection with exercises of pre-funded warrants	3,048,232	-	-	-	-	-	-
Issuance of common stock in connection with exercises of Helena Termination Warrants	50,000	-	-	-	60	-	60
Issuance of common stock in connection with Yorkville SEPA	1,020,880	-	-	-	2,569	-	2,569
Issuance of common stock for consulting services rendered	30,000	-	-	-	70	-	70
Vesting of restricted stock units	970,574	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,962	-	1,962
Net loss	-	-	-	-	-	(2,801)	(2,801)
Balances as of December 31, 2025	51,984,474	$2	(187,745)	$(529)	$101,932	$(104,370)	$(2,965)

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,801)	$(10,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	57
Stock-based compensation expense	2,032	628
Stock warrant expense	-	35
Change in fair value of warrant liabilities	56	(9)
Change in fair value of convertible notes	(1,285)	808
Change in fair value of crypto assets – Bitcoin	945	(798)
Change in fair value of SEPA derivative liabilities	(216)	434
Realized gain on sale of crypto assets – Bitcoin	(922)	(120)
Gain on troubled debt restructurings	(5,569)	-
Loss on debt extinguishment	41	-
Non-cash SEPA commitment fee	-	500
Gain on forgiveness of CEBA loan	-	(15)
Non-cash interest	45	121
Change in operating assets and liabilities:
Accounts receivable	(282)	(61)
Prepaid expenses and other current assets	194	84
Accounts payable and accrued expenses	366	1,206
Deferred revenues	(172)	307
Net cash used in operating activities	(7,503)	(6,952)
Cash flows from investing activities:
Purchases of property and equipment	(13)	(51)
Purchases of crypto assets – Bitcoin	(2,750)	(2,900)
Proceeds from sales of crypto assets – Bitcoin	5,070	969
Net cash provided by (used in) investing activities	2,307	(1,982)
Cash flows from financing activities:
Proceeds from private placements, net of issuance costs	2,497	6,270
Proceeds from related party subscription agreements, net of issuance costs	1,697	-
Proceeds from Yorkville SEPA	2,537	-
Proceeds from exercises of Helena Termination Warrants	60	-
Repayment of deferred underwriter fees	(500)	(100)
Repayment of Yorkville Note	(262)	-
Repayment of loans payable	(401)	(231)
Payment of issuance costs in connection with non-cash conversions of liabilities	(19)	-
Proceeds from issuance of shareholder loans	-	2,000
Proceeds from issuance of Yorkville Note, net of issuance costs	-	1,350
Proceeds from line of credit borrowings	-	500
Repayment of CEBA loan	-	(30)
Repayment of shareholder loan	-	(200)
Repayment of line of credit borrowings	-	(500)
Net cash provided by financing activities	5,609	9,059
Net increase in cash and cash equivalents	413	125
Cash and cash equivalents at beginning year	172	47
Cash and cash equivalents at end of year	$585	$172
Supplemental disclosure of cash flow information:
Cash paid for interest	$23	$26
Cash paid for taxes	$1	$18
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with settlement of vendor payable	$111	$242
Issuance of common stock upon partial conversions of Yorkville Note	$1,392	$-
Issuance of common stock upon conversions of loans with related parties	$2,334	$-
Issuance of common stock upon conversion of PIPE Notes	$510	$-
Issuance of common stock upon conversion of loan extensions with related parties	$2,584	$-
Insurance premium settled by issuance of note payable	$317	$318
Common stock repurchase consideration in loans payable	$312	$329
Common shares issued to partially settle deferred underwriter fees	$-	$242
Recognition of prepaid forward contract in exchange for partial conversion of Yorkville Note	$-	$343
Extinguishment of officer accrued salaries reclassified to additional paid-in capital	$-	$132

The accompanying notes are an integral part of these consolidated financial statements.

ONEMEDNET CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Organization and Description of Business

OneMedNet Corporation (the “Company”) is a healthcare software company with solutions focused on digital medical image management, exchange, and sharing. The Company was founded in Delaware on November 20, 2015. The Company has been solely focused on creating solutions that simplify digital medical image management, exchange, and sharing. The Company has one wholly-owned subsidiary, OneMedNet Technologies (Canada) Inc. (“OneMedNet Canada”), incorporated on October 16, 2015 under the provisions of the Business Corporations Act of British Columbia. The Company’s headquarters location is Eden Prairie, Minnesota.

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

The Company has incurred recurring net losses since its inception, including $2.8 million and $10.1 million for the years ended December 31, 2025 and 2024, respectively. In addition, the Company had an accumulated deficit of $104.4 million as of December 31, 2025. The Company’s cash balance of $0.6 million is not adequate to fund its operations through at least twelve months from the date these consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, including its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the amounts disclosed in these notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, the valuation of the liability classified warrants, SEPA put option liability, convertible debt measured at fair value, revenue recognition and provision for income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

Foreign Currency

The Company’s functional currency, including that of the Company’s Canadian subsidiary, OneMedNet Canada, is the United States dollar. Foreign currency gains and losses resulting from remeasurement of assets and liabilities held in foreign currencies and transactions settled in a currency other than the functional currency are included separately as non-operating income or expense in the consolidated statements of operations as a component of other (income) expense, net. The foreign currency amounts recorded for the periods presented were insignificant.

Operating Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company considers its chief executive officer to be the Company’s CODM. The CODM manages its operations and allocates resources based on the Company’s consolidated results and therefore operates as one segment.

The Company’s operations consist of its real-world data (“RWD”) platform, which enables life sciences and healthcare customers to access curated clinical and imaging datasets, as well as its legacy data exchange (BEAM) platform that facilitates the secure exchange and aggregation of medical imaging data. The Company decommissioned its legacy BEAM platform in May 2025 as part of its strategic transition to a unified real-world data platform. Revenue associated with the BEAM platform was generated through the date of decommissioning and will not continue in future periods.

The Company’s method for measuring segment profitability is operating loss, which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principles for operating loss as reported on the Company’s consolidated statements of operations. The CODM uses consolidated operating loss to set budgets, evaluate margins, review actual results, and to make decisions whether to engage in capital management transactions.

The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statements of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

The Company’s disaggregation of revenue by major product offering is consistent with its presentation on the Company’s consolidated statements of operations. The table below provides the Company’s total revenue by geographic region based on the location of the customer (in thousands):

	Year Ended December 31,
	2025	2024
Americas	$608	$401
Europe and Middle East	695	242
Asia Pacific	56	-
Total	$1,359	$643

See Accounts Receivable and Allowance for Credit Losses section below for details on customers that accounted for more than 10% of total accounts receivable and total revenue as of and for the years ended December 31, 2025 and 2024, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid, short-term investments with a maturity of three months or less when purchased. Cash equivalents consist of money market funds and are carried at cost, which approximates fair value. The balances, at times, may exceed FDIC insured limits. The Company believes that, as of December 31, 2025 and 2024, its risk relating to deposits exceeding federally insured limits was not significant. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

As of December 31, 2025, the Company’s cash equivalents consisted of $0.03 million in money market funds. The Company had no cash equivalents as of December 31, 2024.

Investment in Crypto Assets

The Company reflects crypto assets held at fair value on the consolidated balance sheets and consolidated statements of cash flows, the activity from remeasurement of crypto assets at fair value on the consolidated statements of operations, and the required disclosures in Note 3, Investment in Crypto Assets – Bitcoin.

Crypto assets are generally valued using prices as reported on reputable and liquid exchanges based on the quoted end-of-day price provided by such exchanges as of the date and time of determination. The time used is 23:59 UTC.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are unsecured, recorded at net realizable value, and do not bear interest. Unbilled receivables arise when data delivery revenue is recognized and the Company has an unconditional right to consideration and only the passage of time is required to receive the consideration. Accounts receivable are considered past due if not paid within the terms established between the Company and the customer. Amounts are only written off after all attempts at collections have been exhausted. The Company determines the need for an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable, net includes unbilled receivables of $0.5 million and $0.2 as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company established allowances for credit losses of $0.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment from 0 to 90 days from the invoice date. For the year ended December 31, 2025, there were three customers that accounted for 10% or more of total revenue. For the year ended December 31, 2024, there were two customers that accounted for 10% or more of total revenue. The following table represents these customers’ aggregate percentage of total revenue:

	Year Ended December 31,
	2025	2024
Customer 1	21%	●	%
Customer 2	15%	●	%
Customer 3	12%	●	%
Customer 4	● %	35%
Customer 5	● %	17%
Aggregate percent of revenue	48%	52%

As of December 31, 2025, there were three customers that accounted for more than 10% of the Company’s accounts receivable balance. As of December 31, 2024, there were two customers that accounted for more than 10% of the Company’s accounts receivable balance. The following table represents these customers’ aggregate percentage of total accounts receivable:

	As of December 31,
	2025	2024
Customer 1	18%	● %
Customer 2	17%	37%
Customer 3	16%	● %
Customer 4	● %	17%
Aggregate percent of accounts receivable	51%	54%

●	Revenue and/or accounts receivable was less than 10% of revenue and/or accounts receivable.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The straight-line method is used for computing depreciation and amortization. Assets are depreciated and amortized over their estimated useful lives ranging from three to five years. Cost of maintenance and repairs are charged to expense when incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future undiscounted net cash flows from the use of the asset are less than the carrying amount of that asset. There were no such losses during the years ended December 31, 2025 or December 31, 2024.

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

The PIPE Notes and Yorkville Note contained embedded derivatives, which required bifurcation and separate accounting under GAAP, for which the Company elected the FVO. In addition, certain term PIPE Notes were issued with separately exercisable and freestanding warrants to purchase common stock, were issued with substantial discounts at issuance and contained certain embedded derivatives to be bifurcated and accounted for separately for those term notes, unless the FVO is eligible and elected. Accordingly, the Company qualified for and elected the FVO for the entire PIPE Notes instruments. The convertible debt and accrued interest at their stated interest rates were initially recorded at fair value as liabilities on the consolidated balance sheets and were subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements. The changes in the fair value of the convertible promissory notes, PIPE Notes and Yorkville Note are recorded in changes in fair value of convertible notes, included as a component of other (income) expenses, net, in the consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the respective single line of change in fair value of convertible notes on the consolidated statements of operations. See additional information on valuation methodologies and significant assumptions used in Note 7 and Note 11.

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

Modification of Equity Classified Warrants

A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant over and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for any incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt financing, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications, the incremental change in fair value is recognized as a deemed dividend.

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

Data Delivery Revenue

Data delivery revenues are generated from the Company’s proprietary iRWD™ (Imaging Real-World Data) platform, which provides regulatory grade imaging and clinical data in the pharmaceutical, device manufacturing, clinical research organizations, and artificial intelligence markets. Data delivery customers are invoiced in installments as the related data is delivered. Revenue from the sale of data delivery products is recognized at a point in time using an output measure of progress, which is based on the number of data units delivered relative to the total data units committed by the customer.

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

Research and Development

The Company accounts for its research and development (“R&D”) costs in accordance with ASC 730, Research and Development (“ASC 730”). ASC 730 requires that R&D costs are generally recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable. For the years ended December 31, 2025 and December 31, 2024, research and development expenditures were charged to operating expense as incurred.

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

Net Loss per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Certain warrants participate in distributions of the Company. The pre-funded warrants associated with the July 2024, September 2024 and June 2025 private placements (see Note 8) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. In addition, the shares issuable pursuant to the forward contracts are considered outstanding shares in the basic earnings per share calculation because there is no consideration (see Note 8 and Note 10). The net loss attributable to common stockholders is not allocated to the warrant holders as the warrant holders do not have a contractual obligation to share in losses. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, including outstanding RSUs under the Company’s equity incentive plan, warrants to purchase Common Stock, convertible debt, deferred underwriter fees and loan extensions have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding to the Company’s net loss position.

As a result of the Company reporting net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the years ended December 31, 2025 and 2024 because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2025	2024
Restricted stock units	3,211,252	1,625,404
Convertible debt	-	8,549,417
Warrants for common stock	12,314,114	12,364,114
Deferred underwriter fees	-	3,174,999
Loan extensions	330,000	3,274,182
Total common stock equivalents	15,855,366	28,988,116

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s net loss, net cash flows, or stockholders’ deficit.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in their tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025, and included the required disclosures in Note 6, Income Taxes. The impact of the adoption of this standard was not material to the Company’s financial statements or disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the impact of the adoption of this standard to be material to its financial statements or disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which allows entities to use a simplified approach when estimating credit losses for current accounts receivable and contract assets arising from revenue transactions. The standard update permits consideration of collections after the balance sheet date when estimating expected credit losses, and allows consideration of subsequent collections when estimating credit losses, reducing documentation burden. The adoption of ASU 2025-05 is effective for annual and interim periods within annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the potential effect of this accounting standard update on its financial statements and related disclosures.

3. Investment in Crypto Assets – Bitcoin

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

The following table sets forth the units held, cost basis, and fair value of its investments in crypto assets, as shown on the consolidated balance sheets as of December 31, 2025 (in thousands):

	Units	Cost Basis	Fair Value
Investments in crypto assets:
Bitcoin	6	$653	$506
Total	6	$653	$506

The following table sets forth the units held, cost basis, and fair value of its investments in crypto assets, as shown on the consolidated balance sheets as of December 31, 2024 (in thousands):

	Units	Cost Basis	Fair Value
Investments in crypto assets:
Bitcoin	31	$2,051	$2,849
Total	31	$2,051	$2,849

The following table presents a reconciliation of the fair values of the Company’s investments in crypto assets for the year ended December 31, 2025 (in thousands):

Bitcoin
Balance, December 31, 2024	$2,849
Additions	2,750
Dispositions	(4,148)
Unrealized loss, net	(945)
Balance, December 31, 2025	$506

Additions are the result of the Company acquiring Bitcoin with liquid assets from equity financings, while dispositions are the result of sales of Bitcoin. During the year ended December 31, 2025, the Company had Bitcoin dispositions of $4.1 million, inclusive of realized gains of $0.9 million. The Company uses a first-in, first-out methodology to assign costs to Bitcoin for purposes of the Bitcoin held and realized gains and losses disclosure above. Bitcoin is included in current assets in the consolidated balance sheets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

4. Property and Equipment

Property and equipment are summarized as of December 31 (in thousands):

	As of December 31,
	2025	2024
Computers	$311	$297
Furniture and equipment	27	27
Total property and equipment	338	324
Less: accumulated depreciation	(282)	(216)
Property and equipment, net	$56	$108

Depreciation expense was $0.07 million and $0.04 million for the years ended December 31, 2025 and 2024, respectively, which is recorded within general and administrative expenses in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2025	2024
Professional fees	$1,972	$4,702
Payroll liabilities	728	621
Data provider costs	505	380
Other	291	335
	$3,496	$6,038

During the year ended December 31, 2025, the Company negotiated and settled certain trade payables owed by the Company with an aggregate carrying value of $3.2 million. At the time of these settlements, (1) the Company had negative cash flow from operations, historical losses, and a significant accumulated deficit that raised substantial doubt about the Company’s ability to continue as a going concern, and (2) a concession was granted to the Company, as the fair value of the consideration received by the vendors was less than the net carrying value of the payables. As a result, the Company accounted for these transactions as troubled debt restructurings in accordance with ASC 470-60. In accordance with the accounting for troubled debt restructurings, the Company derecognized the outstanding payables and recognized the consideration transferred to the vendors at fair value. The fair value of consideration transferred included $0.3 million in cash payments made by the Company and equity interests comprised of 250,000 shares of the Company’s Common Stock valued at $0.1 million. The fair value of the equity interests was determined using the closing price of the Company’s Common Stock of $0.45 on the agreement effective date. The difference in value between the carrying value of the payables and the fair value of consideration transferred resulted in a gain on troubled debt restructuring of $2.8 million for the year ended December 31, 2025 in the Company’s consolidated statements of operations.

6. Income Taxes

The Company has operations in the United States and Canada. The components of income (loss) before the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(2,835)	$(10,046)
Foreign	35	(81)
Total loss before income taxes	$(2,800)	$(10,127)

The components of the income tax provision for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31,
	2025	2024
Current federal	$-	$-
Current state	1	2
Current foreign	-	-
Total current tax provision (benefit)	$1	$2
Deferred federal	-	-
Deferred state	-	-
Deferred foreign	-	-
Total deferred tax provision (benefit)	$-	$-
Total income tax provision	$1	$2

For the year ended December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis. The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to the effective tax rate for the year ended December 31, 2025, in accordance with ASU 2023-09:

	December 31, 2025
	Amount (in thousands)	Percent
Tax provision at statutory rate	$(588)	21.0%
State income taxes, net of federal benefit (1)	1	0.0%
Foreign tax effects	(7)	0.3%
Effects of cross-border transactions	(12)	0.4%
Nontaxable or nondeductible items	(275)	9.8%
Stock-based compensation expense	85	(3.0)%
Change in valuation allowance	731	(26.1)%
Other, net	66	(2.4)%
Effective income tax rate	$1	0.0%

(1)	During the year ended December 31, 2025, state minimum taxes in California and Massachusetts comprised greater than 50% of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory tax rate of 21.0% to the effective tax rate for the years ended December 31, 2024, prior to the adoption of ASU 2023-09:

December 31, 2024
Tax provision at statutory rate	21.0%
State income taxes, net of federal benefit	1.2%
Stock-based compensation expense	(1.0)%
Permanent differences - other	(1.2)%
Change in fair value of convertible notes	(1.5)%
SEPA commitment fee	(1.0)%
Change in valuation allowance	(17.9)%
Other, net	0.4%
Effective income tax rate	0.0%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$9,198	$9,092
Capitalized research costs	582	584
Stock-based compensation expense	290	33
Reserves	170	-
Accrued expenses	34	-
Fixed assets	19	21
Other	49	4
Total gross deferred tax assets	10,342	9,734
Less: valuation allowance	(10,342)	(9,551)
Net deferred tax assets	$-	$183
Deferred tax liabilities
Other	$-	$(183)
Total deferred tax liabilities	$-	$(183)
Net deferred taxes	$-	$-

The Company has generated both federal and state net operating losses (NOL) of approximately $39.5 million and $16.7 million, respectively. The federal NOLs include $12.2 million which expire at various dates beginning in 2030 and $27.3 million which carry forward indefinitely. The state NOLs expire at various dates beginning in 2030.

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

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets, which are comprised primarily of net operating loss carryforwards and research costs capitalized for tax purposes. Management has considered the Company’s history of cumulative operating losses and estimated future tax losses and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2025 and 2024. The valuation allowance increased by $0.8 million in 2025 primarily due to the current year net operating loss and capitalized research costs.

As of December 31, 2025 and 2024, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company files federal, various state, and Canada tax returns. In the U.S., all tax years since inception remain open to examination by major tax jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the respective tax authorities if they have or will be used in a future period. In Canada, the Company is generally no longer subject to income tax examinations for the years before 2022. The Company is currently not under examination by any tax authority.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (“TCJA”) and restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures. The OBBB did not have a material impact on the Company’s consolidated financial statements or footnotes.

The Company did not make any income tax payments (net of refunds received) that are required to be disclosed under ASU 2023-09.

7. Debt

The following table summarizes outstanding debt for the periods indicated (in thousands):

	As of December 31,
	2025	2024
Convertible notes at fair value
PIPE Notes	$-	$1,734
Yorkville Note	-	1,718
	-	3,452
Related party loans
Convertible	-	1,600
Non-convertible	-	719
	-	2,319
Loans payable
Stock repurchase loan	118	329
Insurance premium loan	286	287
Extension loans	350	2,992
	754	3,608
Long-term loans payable
Extension loans	26	-
Stock repurchase loan	194	-
	220	-
Total	$974	$9,379

Convertible Notes at Fair Value

PIPE Notes

In June 2023, the Company entered into the PIPE SPA in which the Company was required to sell senior secured convertible notes and warrants to directors of the Company. The PIPE SPA stipulates a collateral security agreement between the Company and the directors for punctual payment and performance by the Company on its obligations to the Directors. The intellectual property of the Company serves as the collateral for the PIPE Notes. The PIPE Notes and related warrants were issued through a PIPE financing transaction, which is a form of debt and equity offering under an exemption in the securities laws for qualifying private placements by issuers of publicly traded securities. On November 7, 2023, the Company received a total of $1.5 million from the directors in exchange for PIPE Notes in the aggregate principal amount of $1.6 million (plus accrued interest of $0.1 million) and 95,745 warrants to acquire Common Stock. The PIPE Notes are convertible into shares of Common Stock at the PIPE Investor’s election at a conversion price equal to the lower of (i) $10.00 per share, and (ii) 92.5% of the lowest VWAP for the ten (10) trading days immediately preceding the conversion date, subject to the floor price of $1.14 (representing 20% of the closing price of the Common Stock on the last trading day before the closing of the Business Combination), or the alternative conversion ratio of the greater of the floor price and the lesser of 80% of the VWAP of the common stock as of the trading day and 80% of the price computed as the quotient of the sum of the VWAP of the Common Stock for each of the three trading days with the lowest VWAP of the Common Stock during the fifteen consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by three. All such determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock. The PIPE Notes mature on the first anniversary of the issuance date, or November 7, 2024. As of December 31, 2024, the PIPE Notes had not been repaid or converted and remained outstanding.

The Company elected the FVO of accounting for its PIPE Notes. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other (income) expenses, net in the accompanying consolidated statements of operations under the caption change in fair value of convertible notes. The fair value adjustment during the years ended December 31, 2025 and 2024 was $(1.2) million and $0.1 million, respectively.

On June 17, 2025 and June 18, 2025, the Purchasers agreed to convert $1.7 million of outstanding principal and accrued interest into an aggregate of 1,453,174 shares of Common Stock, which was based on the floor price of $1.14 per share. As such, the net carrying amount of the PIPE Notes was adjusted to its fair value of $0.5 million on the conversion date and reclassified to stockholders’ deficit in the consolidated balance sheets at the time the conversions took place in June 2025. As such, there was no balance outstanding as of December 31, 2025.

Yorkville Note

On June 17, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) (see Note 8). Upon entry into the SEPA, the Company issued Yorkville a $1.5 million convertible promissory note for $1.35 million in cash (after a 10% original issue discount) (the “Yorkville Note”). The Yorkville Note does not bear interest and matures on June 17, 2025. The Yorkville Note is convertible by Yorkville into shares of Common Stock at an aggregate purchase price based on a price per share equal to the lower of (a) $1.3408 per share (subject to downward reset upon the filing of the resale registration statement described below) or (b) 90% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq during the seven trading days immediately prior to each conversion (the “Variable Price”), but which Variable Price may not be lower than the Floor Price then in effect. The “Floor Price” is $0.28 per share, subject to the Company’s option to reduce the Floor Price to any amounts set forth in a written notice to Yorkville. Upon the occurrence and during the continuation of an event of default (as defined in the Yorkville Note), the Yorkville Note will become immediately due and payable. The issuance of the Common Stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding Common Stock as of June 18, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company’s Common Stock. Upon any event of default, the interest rate increases to 18% and the full unpaid principal amount may become immediately due and payable at Yorkville’s election.

The Company elected the FVO of accounting for the Yorkville Note. The estimated fair value adjustment is presented within other expense (income), net in the accompanying consolidated statements of operations under the caption change in fair value of convertible notes. The fair value adjustment during the years ended December 31, 2025 and 2024 was $(0.1) million and $0.7 million, respectively.

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

On January 23, 2025, Yorkville provided notice specifying their request to convert $0.6 million of outstanding principal into 650,026 shares of Common Stock, which was based on the Variable Price of $0.9230. As such, the net carrying amount was adjusted to its fair value of $0.9 million on the conversion date and reclassified to stockholders’ deficit in the consolidated balance sheets at the time the conversion took place in January 2025.

On January 27, 2025, Yorkville provided notice specifying their request to convert $0.2 million of outstanding principal into 216,675 shares of Common Stock, which was based on the Variable Price of $0.9230. As such, the net carrying amount was adjusted to its fair value of $0.2 million on the conversion date and reclassified to stockholders’ deficit in the consolidated balance sheets at the time the conversion took place in January 2025.

On May 27, 2025, Yorkville provided notice specifying their request to convert $0.1 million of outstanding principal into 288,001 shares of Common Stock, which was based on the Variable Price of $0.3472. As such, the net carrying amount was adjusted to its fair value of $0.1 million on the conversion date and reclassified to stockholders’ deficit in the consolidated balance sheets at the time the conversion took place in May 2025.

On June 11, 2025, Yorkville provided notice specifying their request to convert $0.2 million of outstanding principal into 466,853 shares of Common Stock, which was based on the Variable Price of $0.3213. As such, the net carrying amount was adjusted to its fair value of $0.2 million on the conversion date and reclassified to stockholders’ deficit in the consolidated balance sheets at the time the conversion took place in June 2025.

The following table sets forth all conversions that have taken place with Yorkville as of December 31, 2025 (in thousands, except share amounts):

	Principal Converted	Shares of Common Stock Issued
December 20, 2024	$200	245,007
January 23, 2025	600	650,026
January 27, 2025	200	216,675
May 27, 2025	100	288,001
June 11, 2025	150	466,853
Total	1,250	1,866,562

On June 18, 2025, the Company repaid the remaining balance outstanding under the Yorkville Note for a total of $0.3 million, which consisted of the outstanding principal balance and payment premium. As such, no balance remains outstanding under the Yorkville Note as of December 31, 2025.

Loans with Related Parties

Convertible

From January 2024 to June 2024, the Company received gross proceeds of $1.6 million in connection with shareholder loans with a related party investor which are convertible into 2,123,424 shares of Common Stock at a conversion price of $0.7535 per share. These loans did not bear interest and matured one year from issuance.

On June 17, 2025, the investor provided notice to convert all $1.6 million of outstanding principal into 2,123,424 shares of Common Stock, which was based on the stated conversion price of $0.7535 per share. The conversion occurred in accordance with the conversion privileges provided in the terms of the loans and the net carrying value was reclassified to stockholders’ deficit in the consolidated balance sheets at the time the conversion took place in June 2025.

Non-Convertible

From April 2023 to February 2024, the Company also issued $0.7 million in non-convertible shareholder loans with two related party investors. These loans bore an interest rate of 8.0% with a maturity date one year from issuance.

On June 19, 2025, these investors agreed to convert $0.7 million of non-convertible shareholder loans outstanding into 1,043,051 shares of Common Stock at an agreed-upon conversion price of $0.71 per share. At the time of the conversion notices, the Company was experiencing financial difficulties (see Note 5), and a concession was granted to the Company because these loans were not convertible pursuant to their original terms and the fair value of equity interests received by the shareholders was less than the carrying amounts of the loans on such date. In accordance with the accounting for troubled debt restructurings, the Company derecognized the remaining principal and accrued interest associated with the loans and recognized the equity interests issued to the shareholders at fair value. The fair value of the equity interests issued was determined using the closing price of the Company’s Common Stock of $0.36 on the conversion notice date. The difference in value between the carrying value of the loans and the fair value of consideration transferred was accounted for as a capital transaction with related parties and no gain or loss was recognized related to this TDR. As such, the net carrying value of $0.7 million was reclassified to stockholders’ deficit in the consolidated balance sheets at the time the conversions took place in June 2025.

Loans Payable

Insurance Premium Loans

On November 7, 2024, the Company entered into a financing agreement with First Insurance Funding (“FIF”) to finance certain of its annual insurance premiums. The Company financed $0.3 million, which were to be paid over a ten-month period with the first payment due on December 7, 2024. The financing had an interest rate of 7.7% and FIF has a security interest in the underlying policies that have been financed. This financing was paid as of December 31, 2025.

On November 8, 2025, the Company entered into a financing agreement with FIF to finance certain of its annual insurance premiums. The Company financed $0.3 million, which will be paid over a ten-month period with the first payment due on December 8, 2025. The financing has an interest rate of 7.4% and FIF has a security interest in the underlying policies that have been financed.

Extension Loans

The Company assumed Data Knights’ liabilities at the closing of the Business Combination, which included existing loan extensions to related parties. The loan extensions were to be either repaid in cash or, at the option of the lender, exchanged for a fixed amount of Common Stock at a price of $10.00 per share upon the closing of a business combination or a similar event. At the closing of the Business Combination, all lenders provided notice to have their loans converted into shares upon the filing of a registration statement on Form S-1 with the SEC.

On June 19, 2025, two related party investors agreed to convert $2.6 million of loan extensions outstanding into 3,650,248 shares of Common Stock at an agreed-upon conversion price of $0.71 per share. At the time of the conversion notices, the Company was experiencing financial difficulties (see Note 5), and a concession was granted to the Company because the fair value of the equity interests received by the investors was less than the carrying amounts of the loan extensions on such date. In accordance with the accounting for troubled debt restructurings, the Company derecognized the remaining balance associated with the loans and recognized the equity interests issued to the related parties at fair value. The fair value of the equity interests was determined using the closing price of the Company’s Common Stock of $0.36 per share on the conversion notice date. The difference in value between the carrying value of the loans and the fair value of consideration transferred was accounted for as a capital transaction with related parties and no gain or loss was recognized related to this TDR. As such, the net carrying value of $2.6 million was reclassified to stockholders’ deficit in the consolidated balance sheets at the time the conversions took place in June 2025.

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

Stock Repurchase Loan

In February 2024, the Company entered into a stock repurchase agreement with a former holder of Legacy ONMD convertible notes pursuant to which the Company repurchased 187,745 shares of Common Stock in exchange for a promissory note of $0.5 million. The $0.5 million represents the principal and accrued interest outstanding on the holder’s convertible debt immediately prior to the Business Combination. The Company made payments of $0.1 million in July and October 2024 and $0.3 million remained outstanding as of December 31, 2024.

On July 15, 2025, the Company entered into an amended promissory note related to the $0.3 million stock repurchase loan outstanding. Under the original terms of the promissory note, the obligation did not bear interest and matured on July 30, 2024. As amended, the loan bears an interest rate of 7.0% dating back to March 1, 2024 with a maturity date of June 15, 2028. The Company has agreed to make 36 consecutive monthly payments beginning on July 15, 2025 in equal installments of $11,378, which includes principal plus accrued and unpaid interest. The Company determined this transaction was not a troubled debt restructuring as there were no concessions granted to the Company. Instead, the amendment was accounted for as a debt extinguishment in accordance with ASC 470-50 because the change in cash flows with interest were substantially different from the original terms without interest. As a result, the Company recognized $41,216 of debt extinguishment loss during the year ended December 31, 2025 from this amendment. The Company made payments totaling $68,270 after the amendment, which included $39,460 of principal and $28,810 of interest.

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

Pursuant to the Helena Termination Agreement, the Company agreed to issue to Helena a warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.20 per share (the “Helena Termination Warrants”) and agreed to reimburse Helena for certain reasonable and documented out-of-pocket legal fees and expenses incurred in connection with entry into the Helena SPA and Helena Termination Agreement and related documents. The Helena Termination Warrants were issued in December 2024 and the Company recorded stock warrant expense of $0.04 million in its consolidated statements of operations, which is presented within other (income) expenses, net and included in the other expense caption. See additional information on the accounting for the warrants in Note 10. The Company also incurred legal fees and expenses of $0.04 million in connection with the Helena Termination Agreement. The Helena Termination Warrants were fully exercised in October 2025 (see Note 10).

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

8. Stockholders’ Deficit

Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2025, no dividends had been declared.

During the year ended December 31, 2025, the Company issued shares of its Common Stock as follows:

●	1,473,696 shares through a private placement with an institutional investor that closed in September 2024 (as amended through the Warrant Amendment described below). These shares were unissued as of December 31, 2024, and the modified number of shares were issued on January 21, 2025.
●	1,621,555 shares valued at $1.4 million through partial conversions of the Yorkville Note with an outstanding principal balance of $1.1 million. In addition, 250,000 shares were issued to settle the conversion notice from December 2024 (see Note 7).
●	250,000 shares to a vendor in full satisfaction of $0.2 million of accounts payable owed by the Company (see Note 5).
●	3,166,475 shares with a carrying amount of $2.3 million through the conversion of loans payable to related parties (see Note 7).
●	1,453,174 shares valued at $0.5 million through the conversion of PIPE Notes with an outstanding principal and accrued interest balance of $1.7 million (see Note 7).
●	3,650,248 shares with a carrying amount of $2.6 million through the conversion of loan extensions with related parties (see Note 7).
●	3,390,923 shares through a private placement transaction with an accredited investor that closed in June 2025 (see further details below).
●	2,857,142 and 581,395 shares through subscription agreements with related party investors that closed in June and August 2025, respectively (see further details below).
●	1,214,032 shares from the partial exercise of pre-funded warrants issued in June 2025 (see Note 10).
●	1,323,530 shares from the full exercise of pre-funded warrants issued in July 2024 (see Note 10).
●	510,670 shares from the partial exercise of pre-funded warrants issued in September 2024 (see Note 10).
●	50,000 shares from the full exercise of the Helena Termination Warrants issued in December 2024 (see Note 7).
●	1,020,880 shares from Advances under the SEPA with Yorkville (see further details below).
●	30,000 shares to a consulting firm for services rendered (see Note 9).
●	970,574 shares to holders of vested RSUs.

During the year ended December 31, 2024, the Company issued shares of its Common Stock as follows:

●	277,778 shares to partially settle deferred underwriter fees outstanding from the Business Combination (see further details below).
●	3,598,850 shares through private placements with institutional investors that closed in July 2024 (see further details below).
●	200,000 shares to a holder of vested RSUs.
●	526,312 shares to Yorkville as a commitment fee for the SEPA (see further details below).

In addition, the Company repurchased 187,745 shares of Common Stock in exchange for a promissory note of $0.5 million (see Note 7).

Private Placements

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

On July 25, 2024, the Company entered into a securities purchase agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell 2,301,791 shares of its Common Stock at a price of $0.85 per share. The Company received net proceeds of approximately $4.5 million from these July 2024 private placements, after deducting offering expenses of $0.1 million.

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

As of December 31, 2024, the Company had not yet issued the 1,918,591 shares of Common Stock in order to keep the investor’s ownership percentage below a defined threshold. The net proceeds of $1.7 million was recorded akin to an equity forward sale contract and were included in additional paid-in-capital in stockholders’ deficit in the consolidated balance sheets as it met the criteria for equity accounting under ASC 815. On January 21, 2025, the Company entered into an amendment with the investor, which resulted in the number of shares of Common Stock issuable upon exercise of the September 2024 Pre-Funded Warrants increasing from 743,314 to 1,188,209 (the “Warrant Amendment”). In exchange for the issuance of an additional 444,895 pre-funded warrants, the Company agreed to reduce the number of issuable shares of its Common Stock from 1,918,591 to 1,473,696. The 1,473,696 shares of Common Stock were issued contemporaneously with the exchange in January 2025. The Company accounted for the exchange as a warrant modification. The total fair value of the September 2024 Pre-Funded Warrants and issuable shares of Common Stock prior to the modification was approximately equal to the fair value after the modification, and therefore, there was no incremental fair value related to the Warrant Amendment.

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

On June 5, 2025, the Company entered into an amendment to the agreement with EF Hutton whereby the Company agreed to make a one-time cash payment of $0.5 million in full satisfaction of all amounts due under the underwriter agreement. At the time of settlement, the Company was experiencing financial difficulties (see Note 5), and a concession was granted to the Company because the cash received by EF Hutton was less than the carrying amount of the deferred underwriter fees payable. The difference in value between the carrying value of the deferred underwriter fees payable and the cash payment resulted in a gain on troubled debt restructuring of $2.8 million in the Company’s consolidated statements of operations.

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

In connection with the entry into the SEPA, on June 17, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than August 30, 2024, a registration statement for the resale by Yorkville of the shares of Common Stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing and to maintain the effectiveness of such registration statement during the 24-month commitment period. The Company did not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Yorkville Note into Common Stock) until such resale registration statement was declared effective by the SEC, which occurred in July 2025.

The SEPA was accounted for as a liability under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock.

The fair value of the derivative liability related to the embedded put option was estimated at $0.2 million at the inception of the agreement and $0.2 million and $0.4 million as of December 31, 2025 and 2024, respectively. The $0.2 million outstanding at December 31, 2025 is classified within short-term liabilities on the consolidated balance sheets because the commitment period expires in less than one year.

During the year ended December 31, 2025, the Company delivered multiple advance notices for the sale of 1,020,880 shares of its Common Stock, resulting in cumulative gross proceeds of $2.5 million. A derivative asset or liability for each embedded forward option was initially recorded at fair value upon delivery of each advance notice, which was subsequently remeasured with changes in fair value recorded in the consolidated statements of operations until settlement. The Company recognized an aggregate loss of $0.03 million related to embedded forward options during the year ended December 31, 2025. The embedded forward option was deemed to have no value at December 31, 2025 and 2024 as there were no outstanding notices for the sale of the Company’s Common Stock. During the year ended December 31, 2024, the Company did not deliver any advance notices under the SEPA.

The estimated issuance date fair value and remeasurement adjustment for the embedded put option and embedded forward option are presented as a single line within other (income) expense, net in the accompanying consolidated statements of operations under the caption change in fair value of SEPA derivative liabilities. The embedded put option fair value adjustment was $(0.2) million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. The embedded forward option fair value adjustment was $0.03 million and $0 for the years ended December 31, 2025 and 2024, respectively.

ARC Forward Contract

As of December 31, 2025 and 2024, the Company had an outstanding forward contract to issue 1,240,644 shares of its Common Stock to ARC Group Limited for success fees earned from Data Knights in connection with the Business Combination. The forward contract was included in additional paid-in-capital in stockholders’ deficit in the consolidated balance sheets as it met the criteria for equity accounting under ASC 815.

9. Stock Based Compensation

In 2023, the Company’s Board of Directors adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an amount of shares of Common Stock equal to 10% of the number of shares of Common Stock of OneMedNet immediately following the Business Combination. The 2022 Plan is also subject to annual increases to be added on the first day of each fiscal year equal to 5% of the number of outstanding shares on the immediately preceding December 31 (subject to a maximum annual increase of 1,000,000 shares). On January 1, 2025, the number of shares available for issuance under the 2022 Plan was increased by 1,000,000 shares of common stock. There were 3,769,571 stock-based awards available for issuance at December 31, 2025 under the 2022 Plan.

Time-Based Stock Options

The Company has historically granted stock options to employees, directors, and consultants with vesting subject to continued service over time. Accordingly, stock compensation expense for such awards is recognized using a straight-line attribution model over the vesting term.

During the year ended December 31, 2024, the Company granted 147,000 fully vested stock options to a former executive of the Company at an exercise price of $1.00. The stock options were forfeited without exercise 90 days after his termination of service with the Company and they were no longer outstanding at December 31, 2024. There was no other stock option activity during the year ended December 31, 2024, and there was no stock option activity during the year ended December 31, 2025.

The Company recorded stock-based compensation expense of $0.03 million during the year ended December 31, 2024. The fair value was estimated using the Black-Scholes option pricing, pursuant to which the weighted-average grant date fair value was $0.23. The following table summarizes the assumptions used in calculating the fair value of the stock options granted.

December 31, 2024
Risk-free interest rate	4.5%
Expected dividend yield	0.0%
Expected term in years	2.50
Expected volatility	64.5%

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

As of December 31, 2025, there was no unrecognized stock compensation related to unvested stock options.

Time-Based RSUs

The Company has historically granted RSUs to employees, directors, and consultants with vesting subject to continued service over time. Accordingly, stock compensation expense for such awards is recognized using a straight-line attribution model over the vesting term. The fair value of each time-based RSU is based on the closing price of the Company’s Common Stock on the date of grant.

The following table summarizes activity for time-based RSUs for the year ended December 31, 2025:

		Weighted
	Number of	Average Grant
	Awards	Date Fair Value
Unvested at December 31, 2024	1,067,125	$0.52
Granted	2,566,043	1.33
Vested	(1,239,078)	0.84
Cancelled	(59,650)	0.43
Unvested at December 31, 2025	2,334,440	$1.24

During the year ended December 31, 2025, the Company issued a total of 970,574 shares of its Common Stock to settle vested RSUs, of which 518,278 were vested but not yet issued as of December 31, 2024. As of December 31, 2025, there were a total of 876,812 RSUs that were vested but had not yet been settled by the Company.

The fair value of time-based RSUs vested during the year ended December 31, 2025 was $1.0 million. As of December 31, 2025, the total unrecognized compensation related to unvested time-based RSUs granted was $1.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.50 years.

Shares Issued to Consulting Firm

In November 2025, the Company issued 30,000 shares of Common Stock to a consulting firm for approximately 6 months of services. The Company recorded stock-based compensation expense of $0.1 million related to this arrangement for the year ended December 31, 2025. The fair value was determined using the closing price of the Company’s Common Stock of $2.34 on the grant date. As of December 31, 2025, there was no unrecognized stock compensation related to this arrangement.

The Company recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$55	$17
General and administrative	1,787	585
Sales and marketing	75	6
Research and development	115	20
Total stock-based compensation expense	$2,032	$628

10. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of December 31,
	2025	2024
Liability Classified Warrants
Business Combination Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Private Placement Warrants	2,158,059	2,199,939
Helena Termination Warrants	-	50,000
Subtotal	13,658,059	13,749,939
Grand Total	14,339,078	14,430,958

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

As of December 31, 2025 and 2024, all 585,275 Private Placement Warrants remained outstanding.

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

As of December 31, 2025 and 2024, all 95,745 PIPE Warrants remain outstanding.

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

As of December 31, 2025 and 2024, all 11,500,000 Public Warrants remain outstanding.

Private Placement Warrants

As described in Note 10, the Company issued the July 2024 Pre-Funded Warrants, the September 2024 Pre-Funded Warrants, the September 2024 Warrants and the June 2025 Pre-Funded Warrants in connection with the July 2024, September 2024 and June 2025 private placements (together, the “Private Placement Warrants”). The Private Placement Warrants are classified as equity in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”).

On January 21, 2025, the September 2024 Pre-Funded Warrants were amended to increase the number of warrants issued to the investor by 444,895 shares. The Warrant Amendment had no accounting impact because the number of issuable shares of Common Stock were decreased by the same number of shares and both instruments have approximately the same fair value. See Note 8 for further details.

On August 21, 2025, the Company issued 1,214,032 shares of Common Stock in connection with the partial exercise of the June 2025 Pre-Funded Warrants. As of December 31, 2025, 1,347,425 of the June 2025 Pre-Funded Warrants remain outstanding.

On August 22, 2025, the Company issued 1,323,530 shares of Common Stock in connection with the full exercise of July 2024 Pre-Funded Warrants. On the same day, the Company issued 510,670 shares of Common Stock to the same investor in connection with the partial exercise of the September 2024 Pre-Funded Warrants. As of December 31, 2025, 677,539 of the September 2024 Pre-Funded Warrants remain outstanding.

As of December 31, 2025 and 2024, 2,199,939 and 2,158,059 Private Placement Warrants remain outstanding, respectively.

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

On October 7, 2025, the Company issued 25,000 shares of Common Stock in connection with the partial exercise of the Helena Termination Warrants. On October 15, 2025, the Company issued an additional 25,000 shares of Common Stock in connection with the exercise of the remaining Helena Termination Warrants. The Company received gross proceeds of $60,000 in connection with these exercises. As of December 31, 2025, the Helena Termination Warrants were fully exercised and none remain outstanding.

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35	$-	$-	$35
Bitcoin	506	-	-	506
Total assets, at fair value	$541	$-	$-	$541
Liabilities:
Business Combination Warrants	$-	$-	$60	$60
PIPE Warrants	-	-	11	11
SEPA put option liability	-	-	186	186
Total liabilities, at fair value	$-	$-	$257	$257

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Bitcoin	$2,849	$-	$-	$2,849
Total assets, at fair value	$2,849	$-	$-	$2,849
Liabilities:
Business Combination Warrants	$-	$-	$12	$12
PIPE Warrants	-	-	3	3
PIPE Notes	-	-	1,734	1,734
Yorkville Note	-	-	1,718	1,718
SEPA put option liability	-	-	434	434
Total liabilities, at fair value	$-	$-	$3,901	$3,901

Cash Equivalents

As of December 31, 2025, cash equivalents are comprised of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company had no cash equivalents as of December 31, 2024.

Business Combination Warrants and PIPE Warrants

The following table presents the changes in the Business Combination Warrants and PIPE Warrants measured at fair value during the year ended December 31, 2025 (in thousands):

	Business Combination Warrants	PIPE Warrants
Balance, December 31, 2024	$12	$3
Changes in fair value	48	8
Balance, December 31, 2025	$60	$11

The Company remeasured the fair value of the Business Combination Warrants and PIPE Warrants at December 31, 2025 using the Black-Scholes option-pricing model with the following assumptions:

	As of December 31, 2025
	PIPE	Business Combination
	Warrants	Warrants
Stock price	$1.10	$1.10
Exercise price	$10.00	$11.50
Expected volatility	85.0%	85.0%
Weighted average risk-free rate	3.5%	3.5%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	2.85	2.85

PIPE Notes and Yorkville Note

The following table presents the changes in the PIPE Notes and Yorkville Note measured at fair value during the year ended December 31, 2025 (in thousands):

	PIPE Notes	Yorkville Note
Balance, December 31, 2024	$1,734	$1,718
Conversions to Common Stock (1)	(513)	(1,392)
Cash repayment	-	(262)
Changes in fair value	(1,221)	(64)
Balance, December 31, 2025	$-	$-

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

SEPA Derivative Liabilities

The following table presents the changes in the SEPA derivative liabilities measured at fair value during the year ended December 31, 2025 (in thousands):

	SEPA Put Option Liability	SEPA Forward Option Liability
Balance, December 31, 2024	$434	$-
Changes in fair value	(248)	32
Conversions to Common Stock	-	(32)
Balance, December 31, 2025	$186	$-

The estimated fair value of the SEPA put option liability was determined using a Monte Carlo simulation model in order to project the future path of the Company’s stock price over the commitment period with the following assumptions:

	As of December 31,
	2025	2024
Term (in years)	0.5	1.5
Starting stock price	$1.10	$1.36
Expected volatility	144.0%	132.5%
Risk-free rate	3.6%	4.2%

The SEPA forward option liability was deemed to have no value at December 31, 2025 and 2024 as there were no outstanding notices for the sale of the Company’s Common Stock.

12. Related Party Transactions

PIPE Notes and Warrants

As disclosed in Note 7, Data Knights issued and sold PIPE Notes in connection with the Business Combination, which are convertible into shares of the Company’s Common Stock. Total proceeds raised from the PIPE Notes were $1.5 million, of which $1.0 million were with related party investors. In June 2025, all holders of PIPE Notes agreed to convert the outstanding principal and accrued interest into 1,453,174 shares of Common Stock, of which 972,326 shares were issued to these related party investors. See Note 7 for further details.

In connection with the issuance of the PIPE Notes, the Company also issued a total of 95,744 shares of PIPE Warrants, of which 63,829 shares were issued to the same related party investors. Refer to Note 10 for additional details on the terms of the PIPE Warrants.

Shareholder Loans

 As described in Note 7, the Company received gross proceeds of $1.6 and $0.7 million in connection with convertible and non-convertible shareholder loans, respectively, with two related party investors between 2023 and 2024. In June 2025, these investors agreed to convert the outstanding balance into an aggregate of 3,166,476 shares of Common Stock. See Note 7 for further details.

Loan Extensions

At the closing of the Business Combination, the Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. In June 2025, two related party investors agreed to convert their outstanding balances under the loan extension agreements into an aggregate of 3,650,248 shares of Common Stock. See Note 7 for further details.

Subscription Agreements

As described in Note 8, the Company issued 3,438,537 shares of Common Stock in exchange for gross proceeds of $1.7 million pursuant to subscription agreements with two related party investors in June and August 2025. See Note 8 for further details.

Other Related Party Transactions

Accounting Services – The Company engages an accounting firm to provide accounting and bookkeeping services, which is majority owned by the Company’s Chief Financial Officer (“CFO”), who serves as an independent contractor to the Company.

For the years ended December 31, 2025 and 2024, the Company incurred expenses of $0.03 million and $0.01 million, respectively, related to services provided by the CFO’s accounting firm. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2025 and 2024, there were no amounts payable to the accounting firm.

Software Development Services – The Company engages a software development company to provide software development services, which is wholly owned by the Company’s Chief Technology Officer (“CTO”), who is an employee of the Company.

For the years ended December 31, 2025 and 2024, the Company incurred expenses of $0.2 million and $0.1 million, respectively, for software development services provided by the CTO’s company. Such amounts are included in research and development expense in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, amounts payable to the CTO’s software development company were $0.05 million and $0.2 million, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

During the year ended December 31, 2025, the Company settled $0.2 million of trade payables owed to this vendor by issuing 250,000 shares of its Common Stock (see Note 5). The shares were issued at their fair value on the settlement date, which totaled $0.1 million, resulting in a $0.1 million gain. The gain was recognized within gain on troubled debt restructurings in the accompanying consolidated statements of operations because the payables related to services previously provided by the vendor in the ordinary course of business. The terms of the settlement were negotiated and approved by management other than the CTO and the CTO does not have the ability to unilaterally bind the Company. As such, the substance of the transaction was a settlement of a commercial obligation, not a capital contribution.

The Company believes that the terms of its arrangements with these vendors are consistent with those that would have been obtained from unaffiliated third parties.

13. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $7,743 and $7,830 of rent expense, including common tenant costs and cancellation costs, during the years ended December 31, 2025 and 2024, respectively.

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

The Company notes that no shares of Common Stock were actually issued to ARC prior to or contemporaneously with the closing of the Business Combination and that, as of December 31, 2025 and 2024, the Company has recorded a forward contract to issue 1,240,644 shares of its Common Stock to ARC for success fees earned in connection with the Business Combination (see Note 8). As of December 31, 2025 and 2024, the Company has recorded aggregate cash liabilities payable to ARC equal to $0.4 million. The Company intends to vigorously defend itself against the claims in the ARC Complaint in excess of these amounts. The Company is also assessing whether there are any counterclaims available to it arising out of self-dealing transactions between ARC and the sponsor. Accordingly, the Company has not recorded any additional liability arising out of the ARC Complaint as the Company does not believe any incremental loss is probable, and the Company cannot estimate any reasonably possible loss or range of possible loss. On March 19, 2026, ARC voluntarily dismissed the complaint without prejudice.

The Company was not subject to any other material legal proceedings during the years ended December 31, 2025 and 2024.

14. Subsequent Events

The Company has evaluated subsequent events occurring through March 30, 2026, the date the consolidated financial statements were available to be issued, for events requiring recording or disclosure in the Company’s consolidated financial statements.

During February 2026, the Company sold an aggregate of 400,000 shares of its Common Stock to Yorkville pursuant to advance notices delivered under the SEPA at a price of $1.19 per share. The Company received gross proceeds of approximately $0.5 million in connection with these issuances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were ineffective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision of and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2025 because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure appropriate segregation of duties and proper revenue recognition.

Specifically, as disclosed elsewhere in this Annual Report, we completed the Business Combination on November 7, 2023. Prior to the Business Combination Data Knights, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because Data Knights’ operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management is aware of material weaknesses in the Company’s internal control related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting and errors in revenue recognition. Due to the limited transactional volume currently experienced combined with our financial limitations, we do not currently have an expanded accounting department that would allow us to better segregate duties. Over time, as we continue to grow and add accounting staff, we expect to continue to enhance our internal control structure, including appropriate segregation of duties. During September 2024, changes were made to accounting personnel to enhance our financial reporting structure, which we expect to alleviate reporting pressures, including reporting of non-routine transactions. In addition, the new personnel has focused on creating central filing repositories to manage accounting records and other company documents. During July 2025, we engaged a full-time controller and added additional review procedures over our financial records.

As a “non-accelerated filer”, we are not required to provide an attestation report of our registered public accounting firm on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers And Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

Code of Ethics

We have a written code of ethics in place that applies to all our employees, including our principal executive officer and principal financial officer. A copy of our code of ethics is available on our website: www.onemednet.com. We are required to disclose certain changes to, or waivers from, that code for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our code of ethics as permitted by applicable SEC rules.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report:

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits.

These exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated April 25, 2022, by and among Data Knights, Merger Sub, Sponsor, OneMedNet, and Paul Casey (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.3	Warrant Agreement, dated May 6, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.1	Securities Purchase Agreement dated June 28, 2023 with OneMedNet Corporation (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.2	Letter Agreement, dated May 6, 2021, by and between Data Knights, the initial security holders and the officers and directors of the Data Knights (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 11, 2021).
10.4	Form of Registration Rights Agreement by certain OneMedNet equity holders (incorporated by reference to Exhibit G to Annex B to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 declared effective by the SEC on September 22, 2023).
10.5+	Employment Agreement between OneMedNet Corporation and Aaron Green, President (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.6	Securities Purchase Agreement entered into as of March 28, 2024, by and between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.7	Registration Rights Agreement dated as of March 28, 2024, by and among OneMedNet Corporation and each of the investors to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).

10.8	Amendment to the Securities Purchase Agreement, effective as of June 4, 2024, between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.9	Termination Agreement, dated as of June 14, 2024, between OneMedNet Corporation and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.10	Standby Equity Purchase Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.11	Registration Rights Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.14	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.15+	Consulting Agreement, dated August 30, 2024, between OneMedNet Corporation and Robert Golden (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2024).
10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.17	Form of Amendment to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.18	Form of Amendment to Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.19+	OneMedNet Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 10, 2025).
10.20+	Form of Notice of Grant of Restricted Stock Units & Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025)
10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.22	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025)
10.24	Form of Letter Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025)
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
23.1#	Consent of Withum Smith+Brown, PC.
31.1#	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	OneMedNet Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2024).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

March 30, 2026

OneMedNet Corporation

By:	/s/ Aaron Green
Name:	Aaron Green
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Green Aaron Green	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2026

/s/ Robert Golden	Chief Financial Officer and Director	March 30, 2026
Robert Golden	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Jeffrey Yu Dr. Jeffrey Yu	Chairman of the Board of Directors, Chief Medical Officer, Vice President	March 30, 2026

/s/ Eric Casaburi	Director	March 30, 2026
Eric Casaburi

/s/ Dr. Kenneth Alleyne	Director	March 30, 2026
Dr. Kenenth Alleyne

/s/ Sherry Coonse McCraw	Director	March 30, 2026
Sherry Coonse McCraw

/s/ Dr. Thomas Kosasa	Director	March 30, 2026
Dr. Thomas Kosasa

/s/ Andrew Zeinfeld	Director	March 30, 2026
Andrew Zeinfeld

