Form 10-K/A
period 2025-12-31
OneMedNet Corp
filed 2026-04-30
CIK 1849380

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) of OneMedNet Corporation (the “Company”, “OneMedNet”, “we”, “us” or “our”), is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed on March 30, 2026 (the “Original Filing”) to provide information required in Part III of Form 10-K This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive officer and principal financial officer. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the Securities and Exchange Commission (“SEC”) subsequent to the Original Filing.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers and members of our Board of Directors (our “Board”) as of April 30, 2026 is set forth below.

Name	Age	Title/Position	Director Since
Aaron Green	53	Chief Executive Officer, President and Director	March 2024
Robert Golden	63	Chief Financial Officer, Corporate Secretary and Director	November 2023
Dr. Jeffrey Yu	59	Founder, Chief Medical Officer, Vice President, Chairman of the Board of Directors	November 2023
Dr. Kenneth Alleyne	60	Director	March 2025
Eric Casaburi	51	Director	November 2023
Sherry Coonse McCraw	57	Director	October 2024
Dr. Thomas Kosasa	81	Director	November 2023
Andrew Zeinfeld	65	Director	August 2024

Executive Officers

Aaron Green is a healthcare IT business transformation leader with more than 20 years of leadership experience in healthcare management, sales, strategic planning, M&A, product development, customer support and services operations. Mr. Green has served as OneMedNet’s Chief Executive Officer and a Director since March 2024 and President since May 2023. Prior to joining OneMedNet, Mr. Green served in a variety of healthcare technology roles including most recently at Optum, a United Health Group company (NYSE: UHG), a leading healthcare technology company, as Vice President Cloud Solutions. At Optum, Mr. Green was responsible for developing and attaining the P&L, Bookings, Revenue and EBIDTA targets of its Cloud Solution lines. Before Optum, Mr. Green worked nearly five years, from September 2017 to October 2022, with Change Healthcare, most recently as Senior Vice President from March September 2017 to March 2021and Vice President Cloud Solutions from October 2022 to May 2023. Previously, Mr. Green worked for more than 15 years with McKesson growing to Division Vice President, Sales where he led an organization of 50+ executives, salespersons and staff, across the US, Canada, and the US government territories. He holds a Bachelor of Science in Biochemistry from the University of Victoria, British Columbia, a Systems Analyst Diploma from Royal Roads University, British Columbia, and a Business Administration and Management certificate from the Wharton School. We believe Mr. Green is well-qualified to serve as a member of our Board of Directors due to his experience as a public company executive and healthcare IT leader.

Robert Golden is an accomplished Certified Public Accountant (“CPA”) with more than 30 years of experience. Mr. Golden served as OneMedNet’s Chief Financial Officer on an interim basis from August 2024 until his permanent appointment as Chief Financial Officer in January 2025, as Corporate Secretary since September 2024 and as a member of the Board since November 2023. Since September 2015, Mr. Golden has served as the Managing Partner of Cohen, Bender & Golden LLP, where he also provides consulting, accounting and tax services to middle market businesses. Prior to that, from January 2013 to August 2015, Mr. Golden worked at Fenton & Ross Accountancy Corporation and, from September 2004 to December 2012, at Saffer & Flint Accountancy Corporation. From 1989 to 2004, Mr. Golden was at Good Swartz Brown & Berns LLP (now CohnReznick) (“GSBB”), where he served as a partner from 1994 onwards. There, Mr. Golden was managing partner of one of the firm’s office and performed financial statement audits, reviews and provided income tax planning for middle market businesses and owners. While at GSBB and continuing today, Mr. Golden consults with his business clients to assist their entrepreneurial owners to better understand the financial performance of their businesses and to help them improve operational efficiencies and profitability by acting as their outside CFO. Bob also assists with structuring and negotiating financing, compensation planning, investment opportunity review, as well as merger and acquisition activities. After leaving GSBB in 2004, in addition to continuing to provide consulting services to middle-market companies, Bob was the owner and CEO of several companies in the construction and engineering field, coffee and baked goods industries and also syndicated commercial real estate acquisitions. From September 1984 to December 1989, Mr. Golden was an auditor with Ernst & Young in Los Angeles. Mr. Golden is a member of the Board of Directors of Talon International, Inc. (OTCMKTS: TALN), the world’s oldest and largest zipper manufacturer.

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

Directors

The background information of Aaron Green, Robert Golden, and Dr. Jeffrey Yu is set forth under “Executive Officers” above.

Our Board consists of eight directors divided into three classes, designated as Class I, Class II, and Class III. In accordance with our Amended and Restated Bylaws (our “Bylaws”) and Third Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”), the directors are divided as evenly as possible into the three classes. The classes of directors serve for staggered three-year terms, with their current terms ending at the Annual Meeting of Stockholders in the following years: Class I directors – 2027; Class II directors – 2028; and Class III directors – 2026.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and people who own more than 10% of a registered class of our equity securities to file an initial report of ownership (on a Form 3) and reports on subsequent changes in ownership (on Forms 4 or 5) with the SEC by specified due dates. Our executive officers, directors, and greater-than-10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our staff is assisting our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and will file those reports on their behalf. We are required to disclose in this proxy statement any failure to file any of these reports on a timely basis. Based solely on our review of the copies of the forms filed electronically with the SEC, and on written representations from certain reporting persons, we believe that all of these requirements were satisfied during the year ended December 31, 2025, except for the following:

●	One Form 3 for Dr. Kenneth Alleyne for his appointment to the Board on February 25, 2025;
●	One Form 4 for each of Jair Clarke and Andrew Zienfeld for a grant of restrict stock units on January 1, 2025 for director compensation for their respective service on the Commercial Committee;
●	One Form 4 for Robert Golden relating to the grant of restricted stock units in lieu of a cash bonus pursuant to contractor arrangements on January 31, 2025;
●	Multiple Form 4s for open-market purchases of common stock by Dr. Thomas Kosasa occurring on April 1, 2025, June 16, 2025, June 20, 2025 and September 24, 2025;
●	Form 4s for investments in the Company by (i) Dr. Kosasa on June, 20, 2025 and August 29, 2025, and (ii) Dr. Jeffrey Yu on June 20, 2025;
●	Form 4s for the conversion of outstanding debts owed by the Company to (i) Dr. Kosasa on June 17, 2025 and June 19, 2025, (ii) Dr. Yu on June 17, 2025 and June 19, 2025, and (iii) Aaron Green on June 17, 2025;
●	Two Form 4s for sales by Mr. Green on October 22, 2025 and November 18, 2025, in each case solely to cover tax withholding obligations upon vesting and settlement of restricted stock unit awards;
●	One Form 4 for an open-market purchase of common stock by Eric Casaburi occurring on October 15, 2025;
●	Multiple Form 4s for open-market purchases of common stock or warrants by Dr. Yu occurring on May 9, 2025, August 19, 2025, August 21, 2025, August 25-29, 2025, September 2-5, 2025, September 18-19, 2025, and September 22-25, 2025.

Code of Ethics and Business Conduct Policy

We have a written code of ethics and business conduct policy (“code of ethics”) in place that applies to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is available on our website at https://www.onemednet.com/investor-relations/. We intend to use the Investor Relations section of our website as a method of disclosing any change to, or waiver from, our code of ethics as permitted by applicable SEC and the rules of the Nasdaq Stock Market LLC (the “Nasdaq rules”). The content on our website is not incorporated by reference in the Amendment No. 1 unless expressly noted.

Audit Committee

The Board has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board. A copy of the Audit Committee Charter is available under Corporate Governance on the Investor Relations page of the Company’s website at https://www.onemednet.com/investor-relations/.

The members of the Audit Committee are Sherry Coonse McCraw, Dr. Alleyne and Dr. Thomas Kosasa. Dr. Alleyne serves as the Chair of the Audit Committee. Our Board has determined that each of the directors serving on our Audit Committee is independent within the meaning of the Nasdaq rules and Rule 10A-3 under the Exchange Act and meet the requirements for financial literacy under the Nasdaq rules. In addition, our Board has determined that Dr. Alleyne qualifies as an “audit committee financial expert” within the meaning of SEC regulations and applicable Nasdaq rules.

Insider Trading Arrangements and Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of its securities by directors, officers and certain other employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”).

ITEM 11. EXECUTIVE COMPENSATION

2025 Summary Compensation Table

The following table sets forth the total compensation earned for services rendered during the years indicated by our named executive officers as of December 31, 2025.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)(4)	Option awards ($)(1)	All other compensation ($)		Total ($)
Aaron Green(2)	2025	350,000	—	757,622	—	—		1,107,622
President and Chief Executive Officer	2024	350,000	—	258,000	—	—		608,000
Robert Golden(3)	2025	—	—	329,672	—	169,000	(3)	498,672
Chief Financial Officer	2024	—	—	103,000	—	48,000		151,000
Dr. Jeffrey Yu(4)	2025	300,000	—	237,848	—	—		537,848
Founder, Chief Medical Officer, Vice President, Chairman of the Board of Directors	2024	300,000	—	19,350	—	—		319,350

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to Financial Accounting Standards Board (“FASB”) ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of equity awards are set forth in Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
(2)	Mr. Green has served as President since May 2023 and as Chief Executive Officer since March 2024.
(3)	Mr. Golden was appointed to serve as Chief Financial Officer on an interim basis on August 30, 2024 and was appointed on a permanent basis on January 1, 2025. Amount in “All Other Compensation” represents cash paid under Mr. Golden’s consulting arrangements.
(4)	For each of Mr. Green, Mr. Golden and Dr. Yu, includes the grant date fair value of equity awards granted for his respective service on the Board.

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

For 2025, the annual base salaries of Mr. Green, Mr. Golden and Dr. Yu were unchanged from 2024. See “Executive Employment Arrangements” below for additional information.

Cash Bonuses

Annual cash bonuses may be awarded based on qualitative and quantitative performance standards to reward performance of our named executive officers. For 2025, no bonuses were approved for our named executive officers.

Long-Term Equity Incentives

Grants made under our 2022 Equity Incentive Plan (the “2022 Plan”) provide continual motivation for our officers, employees, consultants and directors to achieve our business and financial objectives, align their interests with the long-term interests of our stockholders, and provide a long-term retention incentive.

For 2025, our named executive officers were granted RSU awards with vesting terms set forth below, subject to continuous service with the Company through each applicable vesting date. See “2025 Outstanding Equity Awards at Fiscal Year-End” below for additional information.

Executive Employment Arrangements

The Company previously entered into employment arrangements with Aaron Green, Robert Golden and Dr. Yu. The employment arrangements provide for at-will employment that may be terminated by the Company with or without cause, by the executive with or without good reason, or mutually terminated by the parties.

Aaron Green

The Company entered into an employment agreement with Mr. Green on May 7, 2023, with a start date of May 23, 2023, which provides for a $350,000 annual base salary, eligibility to receive an annual cash performance bonus of up to $175,000 upon achievement of certain performance goals, and eligibility to receive additional shares under the Company’s equity plan, in each case, subject to approval and periodic review by the Company. In the event that his employment is terminated by the Company without Cause (as defined in the employment agreement), or is terminated by Mr. Green for Good Reason (as defined in the employment agreement), subject to execution of a standard release, after the date of his termination of employment (the “Termination Date”) he will be entitled to the following severance payment, as follows: (a) if the Termination Date is after six (6) months’ of employment, but before he has completed 12 months’ of employment, he will receive three months’ salary; and (b) if the Termination Date is after 12 months’ employment he will receive six months’ salary.

Robert Golden

The Company previously entered into a consulting agreement with Mr. Golden, effective August 30, 2024 (as in effect from time to time, the “Consulting Agreement”), in connection with his service as interim chief financial officer (“CFO”), prior to his permanent appointment as CFO in January 2025. For 2025, the Consulting Agreement provided for a cash fee of $12,000 per month and a grant of 100,000 RSUs that vest over one year, subject to Mr. Golden’s continuous service with the Company. For 2026, Mr. Golden’s consulting arrangements provide for a cash fee of $16,667 per month and an annual grant of 100,000 RSUs, which vest over one year, subject to Mr. Golden’s continuous service with the Company and earlier vesting upon early termination of the Consulting Agreement.

Dr. Jeffrey Yu

The Company previously agreed with Dr. Yu to a base salary of $300,000 for his service to the Company. On October 1, 2024, the Compensation Committee of the Board reaffirmed a $300,000 base salary for Dr. Yu.

2025 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding equity-based awards held by our named executive officers as of December 31, 2025.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options—Exercisable (#)	Number of Securities Underlying Unexercised Options—Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(1)
Aaron Green	1/19/2024	—	—	—	—	83,333	(2)	91,666
	11/24/25	—	—	—	—	666,667	(3)	733,334
Robert Golden	11/24/25	—	—	—	—	200,000	(4)	220,000
Dr. Jeffrey Yu	11/24/25	—	—	—	—	133,333	(4)	146,666

(1)	Based on the closing price of our common stock of $1.10 on December 31, 2025, the last trading day of our fiscal year 2025, as reported by Nasdaq.

(2)	Represents RSUs that vest with 1/3 of the RSUs vesting on the first anniversary of the vesting start date and the remaining RSUs vesting in equal monthly installments over the 24 months following first anniversary of the vesting start date.

(3)	Represents RSUs vesting with respect to 47% of the RSUs on the first anniversary of the vesting start date of January 1, 2025, with the remaining RSUs vesting on the last day of each fiscal quarter as follows: (i) 33% of the RSUs in equal quarterly installment during fiscal year 2026, and (ii) 20% of the RSUs in equal quarterly installment during fiscal year 2027, subject to the reporting person’s continued service with the issuer through each vesting date.

(4)	Represents RSUs vesting with respect to 1/3 of the shares on the first anniversary of the vesting start date of January 1, 2025, with the remaining RSUs vesting in equal quarterly installments on the last day of each fiscal quarter over 24 months thereafter, subject to the reporting person’s continued service with the issuer through each vesting date.

Change in Control and Termination Arrangements

See “Narrative Disclosure to Summary Compensation Table-Executive Employment Arrangements” for termination benefits for Mr. Green.

Director Compensation

In April 2024, the Board adopted a revised director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of 45,000 RSUs to each director for each full year of service. The Company also reimburses all of its directors for all reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board. Directors do not receive additional compensation for service on any committees of the Board, except for the Commercial Committee as set forth below.

The Commercial Committee was established in December 2024 to assist the Company’s Chief Executive Officer and other members of the Company’s management in identifying, pursuing, and closing high-value enterprise sales deals, as well as to provide oversight and guidance in connection with significant commercial transactions. For service on the Commercial Committee, applicable directors receive an RSU grant of which (i) 50% of the RSUs vest quarterly based on service on the committee, with (ii) the remaining 50% of the RSUs vesting based on achievement of certain revenue thresholds.

The following table sets forth information concerning compensation paid or earned for services rendered to us by the members of our Board for the fiscal year ended December 31, 2025. Compensation paid to Aaron Green, Robert Golden and Jeffrey Yu is included in the section entitled, “Executive Compensation” and excluded from the table below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(3)	Total ($)
Eric Casaburi	—	62,550	62,550
Jair Clarke(2)(3)	—	177,550	177,550
Sherry Coonse McCraw	—	62,550	62,550
Dr. Thomas Kosasa	—	62,550	62,550
Andrew Zeinfeld(3)	—	177,550	177,550
Dr. Kenneth Alleyne(4)	—	38,438	38,438

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of equity awards are set forth in Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
(2)	Mr. Clarke voluntarily left the Board at the end of his term at the 2025 Annual Meeting of Stockholders.
(3)	Includes RSUs granted to Mr. Clarke and Mr. Zeinfeld for service on the Commercial Committee.
(4)	Dr. Alleyne was appointed to the Board on February 25, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below summarizes information relating to our equity compensation plans at December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	2,334,440	$—	192,367
Equity compensation plans not approved by security holders	—	—	—
Total	2,334,440	$—	192,367

(1)	The 2022 Plan allows for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other equity awards.

(2)	Represents unvested restricted stock units, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding the beneficial ownership of our Common Stock by beneficial owners of more than 5% of our outstanding Common Stock, each current director, each named executive officer included in the Summary Compensation Table, and all current directors and executive officers as a group, as of April 24, 2026 (unless otherwise noted below). Percentage ownership is based on 54,933,652 shares of Common Stock outstanding as of April 24, 2026.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares subject to options, or other rights, held by such person that are currently exercisable or convertible, or will become exercisable or convertible or will vest within 60 days of April 24, 2026, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

Name	Number of Shares of Common Stock Beneficially Owned (#)	Percent of Class (%)
5% Owners
James Sixsmith(1)	5,154,955	9.4%
Data Knights LLC	3,415,275	6.2%
Off the Chain, LP(2)	3,215,650	5.8%
TD Securities (USA) LLC(3)	3,025,338	5.5%

Directors and Named Executive Officers
Aaron Green(4)	1,302,436	2.4%
Robert Golden(5)	372,905	*
Dr. Jeffrey Yu(6)	8,343,710	15.2%
Dr. Kenneth Alleyne	38,219	*
Eric Casaburi	110,475	*
Sherry Coonse McCraw	56,342	*
Dr. Thomas Kosasa(7)	16,693,243	30.4%
Andrew Zeinfeld	381,525	*

All Current Directors and Executive Officers as a Group (8 people)	27,298,855	49.5%

*	Represents beneficial ownership of less than 1%.
(1)	Excludes up to 797,425 shares of Common Stock underlying pre-funded warrants issued pursuant to a private placement transaction with Mr. Sixsmith.
(2)	Based solely on a Schedule 13G filed by Off the Chain LP (“OTC”) with the SEC on October 1, 2024, reporting on beneficial ownership as of September 25, 2024. OTC’s address is listed on the Schedule 13G as 10337 Los Feliz Dr., Orlando, Florida 32836.
(3)	Based solely on a Schedule 13G/A filed by TD Securities (USA) LLC (“TD Securities”) with the SEC on November 14, 2025, reporting on beneficial ownership as of September 30, 2025. TD Securities’ address is listed on the Schedule 13G as 1 Vanderbilt Ave., New York, New York 10017.
(4)	Includes 15,956 shares underlying warrants related to the Pre-Closing PIPE and the Warrant Agreements executed at the closing of the business combination with Data Knights Acquisition Corp. in November 2023 (the “Business Combination”). Also includes 33,333 shares underlying vested RSUs or RSUs vesting within 60 days of April 24, 2026.
(5)	Includes 25,000 shares underlying vested RSUs or RSUs vesting within 60 days of April 24, 2026.
(6)	Includes an aggregate of 37,862 shares underlying warrants related to (i) the Pre-Closing PIPE and the Warrant Agreements executed at the closing of the Business Combination and (ii) public warrants of the Company. Also includes 11,111 shares underlying vested RSUs or RSUs vesting within 60 days of April 24, 2026. Excludes (x) an aggregate of 1,145,484 shares held by the Jeffrey N.C. Yu Spousal Trust and the Wendy Sanderson Yu Spousal Trust and (y) an aggregate of 1,311,970 shares held by certain trusts of Dr. Yu’s children, for which, in each case, Dr. Yu is not the trustee of the trusts and has no investment control over the shares held in the trusts. Dr. Yu disclaims beneficial ownership of the shares held in the trusts.
(7)	Includes 31,916 shares underlying warrants related to the Pre-Closing PIPE and the Warrant Agreements executed at the closing of the Business Combination.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

The following is a description of certain transactions, arrangements and relationships in which we were a participant since January 1, 2024 and the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. Certain equity, compensation, and other arrangements are described under “Executive Compensation” and are not considered related person transactions for these purposes.

PIPE Notes and Warrants

As disclosed in Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, Data Knights issued and sold PIPE Notes in connection with the Business Combination, which are convertible into shares of Common Stock. Total proceeds raised from the PIPE Notes were $1.5 million, of which $1.0 million were with related party investors, including Mr. Green (our Chief Executive Officer), Dr. Yu (our Chairman of the Board) and Dr. Kosasa (a director). In connection with the issuance of the PIPE Notes, the Company also issued a total of 95,744 shares of PIPE Warrants, of which 63,829 shares were issued to the same related party investors. Refer to Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on the terms of the PIPE Warrants.

On June 17, 2025 and June 19, 2025, the holders of approximately $1.66 million of Pre-Closing PIPE Notes (including Mr. Green, Dr. Yu and Dr. Kosasa) delivered notices to the Company of their respective elections to convert in full the amounts of outstanding amounts under the PIPE Notes (the “PIPE Notes Conversion”). Under the PIPE Notes Conversion, the Company issued an aggregate of 1,453,174 shares of Common Stock in full satisfaction of the PIPE Notes. The PIPE Notes were converted pursuant to their terms at a conversion price of $1.14 per shares.

Convertible Promissory Notes and Warrants

From 2019 to 2023, the Company issued various Convertible Promissory Notes to related party investors. Total gross proceeds raised from Convertible Promissory Notes with related parties was $12.3 million (out of $14.2 million total). In connection with the issuance of the Convertible Promissory Notes, the Company also issued 2,976,000 shares of Convertible Promissory Note Warrants to the same related parties (out of 3,726,000 total). Refer to Note 7 and Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on the terms of the Convertible Promissory Notes and Convertible Promissory Note Warrants, respectively.

The Closing of the Business Combination triggered the conversion of all Convertible Promissory Notes into shares of Common Stock, as disclosed in Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

On November 7, 2023, in connection with the Business Combination, one of the Shareholder Loans for $0.5 million was converted into a PIPE Note equal to the amount of principal and interest outstanding at the time of Closing. The Company accounted for the exchange as an extinguishment whereby the Shareholder Loan was written off and a separate PIPE Note was recorded at fair value, as disclosed in Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

During 2024, through the date of this report, the Company received gross proceeds of $2.0 million in connection with shareholder loans with related party investors, including Dr. Yu (our Chairman of the Board) and Dr. Kosasa (a director). Of the $2.0 million, $1.6 million is convertible into shares of Common Stock at a conversion price of $0.7535 per share. The remaining $0.4 million is not convertible into equity and bears an interest rate of 8.0% with a maturity date one year from issuance. The Company subsequently repaid $0.2 million of the non-convertible shareholder loans to Dr. Yu.

Loan Extensions

As disclosed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, in connection with the Business Combination, the Company assumed Data Knights’ liabilities, which included existing loan extensions to related parties. The loan extensions were to be exchanged for a fixed amount of the Company’s Common Stock upon the closing of a business combination or a similar event. As of December 31, 2024, a balance of $3.0 million remains outstanding and is recorded as loan extensions on the Company’s consolidated balance sheet.

Debt Reductions

On June 19, 2025, the Company entered into agreements with Dr. Kosasa and Dr. Yu to convert an aggregate of approximately $3.3 million of outstanding principal and accrued interest under certain shareholder loans and business combination extension loans referenced above (collectively, the “Loans”) made by Dr. Kosasa and Dr. Yu to the Company into an aggregate of 4,693,296 shares of Common Stock (the “Loan Conversions”). The Loans were converted at a conversion price of $0.71 per share. Pursuant to Loan Conversions, (i) Dr. Kosasa converted Loans with aggregate principal and accrued interest of approximately $2.0 million for 2,865,016 shares of Common Stock, and (ii) Dr. Yu converted Loans with aggregate principal and accrued interest of approximately $1.3 million for 1,828,280 shares of Common Stock.

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

Other Private Placements

On June 20, 2025, the Company entered into subscription agreements with each of Dr. Kosasa (the “Kosasa Investment”), and Dr. Yu (the “Yu Investment”). Pursuant to the Kosasa Investment, the Company agreed to issue and sell 1,190,476 shares of Common Stock at a purchase price of $0.42 per share, totaling $500,000 in gross proceeds to the Company. Pursuant to the Yu Investment, the Company agreed to issue and sell 1,666,666 shares of Common Stock at a purchase price of $0.42 per share, totaling $700,000 in gross proceeds to the Company.

On August 29, 2025, the Company entered into a subscription agreement with Dr. Kosasa, pursuant to which the Company agreed to issue and sell 581,395 shares of Common Stock at a purchase price of $0.86 per share, totaling $500,000 in gross proceeds to the Company.

On February 6, 2026 and April 23, 2026, the Company entered into subscription agreements with Dr. Kosasa, pursuant to which the Company agreed to issue and sell 595,238 and 280,898 shares, respectively, of Common Stock at a purchase price of $0.84 and $0.89 per share, respectively, totaling an aggregate of $750,000 in gross proceeds to the Company.

On April 1, 2026, the Company entered into a subscription agreement with Dr. Yu, pursuant to which the Company agreed to issue and sell 903,614 shares of Common Stock at a purchase price of $0.83 per share, totaling $750,000 in gross proceeds to the Company.

Policies and Procedures for Approving Transactions with Related Persons

Our Audit Committee reviews and oversees all related person transactions in accordance with our Related Party Transactions Policy, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance. Other than as described above, there were no related person transactions in the years ended December 31, 2024 or 2025. The transactions described above were approved by the Board at the time they were entered into.

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

Our Board is comprised of a majority of independent directors. Our Board has determined that each of Dr. Kenenth Alleyne, Eric Casaburi, Sherry Coonse McCraw, Dr. Thomas Kosasa, and Andrew Zeinfeld is an independent director under the rules of the SEC and Nasdaq and do not have any material relationship with us other than their positions as directors and stockholders. In making these determinations, our Board considered past employment, remuneration, and all other relationships each of these directors have with the Company, as well as the specific independence tests set forth in Nasdaq’s director independence rules. As our President and Chief Executive Officer, our Chief Financial Officer and Corporate Secretary, and our Chief Medical Officer and Vice President, respectively, none of Mr. Green, Mr. Golden, or Dr. Yu is considered an independent director under SEC and Nasdaq rules.

The Board also has determined that Dr. Alleyne, Mr. Casaburi, Ms. Coonse McCraw, Mr. Kosasa and Mr. Zeinfeld are “independent directors” under Nasdaq listing standards and SEC rules applicable to Audit Committee members and Compensation Committee members, as applicable.

Item 14.	Principal Accounting Fees and Services

The Audit Committee is directly responsible for the appointment, compensation, retention (including termination), scope and oversight of our independent auditors. WithumSmith+Brown, PC (“Withum”), a registered public accounting firm, has served as our independent auditors since June 2024.

Fees Paid to Independent Registered Public Accounting Firm

Fees billed by Withum for services provided during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31, 2024	December 31, 2025
Audit Fees	790,000	$465,398
Audit-Related Fees	—	—
Tax Fees	50,000	28,920
All Other Fees	—	—
Total	840,000	$494,318

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

All of the services and fees Withum reflected in the above table were pre-approved by the Audit Committee pursuant to the pre-approval policy and procedures set forth below.

Prior Audit Firm

On May 3, 2024, the SEC permanently suspended BF Borgers CPA PC (“BF Borgers”) from appearing or practicing before the SEC as a registered public accounting firm. Following this order, on May 6, 2024, the Board approved the dismissal of BF Borgers as the Company’s independent registered public accounting firm. On June 3, 2024, the Company appointed Withum as the Company’s independent registered public accounting firm. No fees were earned or paid to BF Borgers during 2024 or 2025.

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

Audit Committee Pre-Approval Policies and Procedures

Under its charter, the Audit Committee is responsible for approving the fees and any other significant compensation paid to our independent accountants and pre-approving any non-audit services to be performed by our independent accountants. The pre-approval requirement may be waived only if the non-audit services meet a de minimis exception allowed by law. In carrying out this responsibility, the Audit Committee follows the following general procedures for the preapproval of non-audit services:

●	Each year the Audit Committee reviews and pre-approves a schedule of the proposed non-audit services and estimated fees to be provided by the independent accountants during the next annual audit cycle.

●	Actual amounts paid to the independent accountants are monitored by management and reported to the Audit Committee.

●	Any non-audit services proposed to be provided by the independent accountants and the related fees that have not been pre-approved during the annual review by the Audit Committee must be pre-approved by the Audit Committee in advance of any work performed (unless the services meet the de minimis exception allowed by law).Incremental fees for previously approved non-audit services that are expected to exceed the previously approved fee estimate must also be pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits.

These exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated April 25, 2022, by and among Data Knights, Merger Sub, Sponsor, OneMedNet, and Paul Casey (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on April 25, 2022).
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.3	Warrant Agreement, dated May 6, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the SEC on April 7, 2021).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.1	Securities Purchase Agreement dated June 28, 2023 with OneMedNet Corporation (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.2	Letter Agreement, dated May 6, 2021, by and between Data Knights, the initial security holders and the officers and directors of the Data Knights (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 11, 2021).
10.4	Form of Registration Rights Agreement by certain OneMedNet equity holders (incorporated by reference to Exhibit G to Annex B to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 declared effective by the SEC on September 22, 2023).
10.5+	Employment Agreement between OneMedNet Corporation and Aaron Green, President (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.6	Securities Purchase Agreement entered into as of March 28, 2024, by and between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.7	Registration Rights Agreement dated as of March 28, 2024, by and among OneMedNet Corporation and each of the investors to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024).
10.8	Amendment to the Securities Purchase Agreement, effective as of June 4, 2024, between OneMedNet Corporation and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.9	Termination Agreement, dated as of June 14, 2024, between OneMedNet Corporation and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.10	Standby Equity Purchase Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.11	Registration Rights Agreement, dated as of June 17, 2024, by and between OneMedNet Corporation and YA II PN, LTD. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).

10.14	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024).
10.15+	Consulting Agreement, dated August 30, 2024, between OneMedNet Corporation and Robert Golden (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2024).
10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.17	Form of Amendment to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.18	Form of Amendment to Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
10.19+	OneMedNet Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 10, 2025).
10.20+	Form of Notice of Grant of Restricted Stock Units & Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025)
10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.22	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).
10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025)
10.24	Form of Letter Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025)
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
23.1**	Consent of Withum Smith+Brown, PC.
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3#	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4#	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	OneMedNet Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2024).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule of exhibit to the SEC upon request.

+ Management or compensatory agreement or arrangement.

# Filed herewith.

* Furnished herewith.

** Incorporated by reference to the same titled exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2026

OneMedNet Corporation

By:	/s/ Aaron Green
Name:	Aaron Green
Title:	Chief Executive Officer
(Principal Executive Officer)

