Form 10-Q
period 2026-03-31
OneMedNet Corp
filed 2026-05-15
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 54,433,407 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

ii

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other documents we file with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$233	$585
Investment in crypto assets – Bitcoin	66	506
Accounts receivable, net	697	495
Prepaid expenses and other current assets	464	509
Total current assets	1,460	2,095
Property and equipment, net	47	56
Total assets	$1,507	$2,151
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$3,941	$3,496
Deferred revenues	679	389
Loans payable	661	754
SEPA put option liability	74	186
Total current liabilities	5,355	4,825
Loans payable, net of current portion	176	220
Warrant liabilities	55	71
Total liabilities	5,586	5,116
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred Stock, par value $0.0001, 1,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 52,979,711 shares issued and 52,791,966 shares outstanding at March 31, 2026, and 51,984,473 shares issued and 51,796,728 shares outstanding at December 31, 2025	5	5
Additional paid-in capital	103,268	101,929
Treasury stock, at cost, 187,745 shares at March 31, 2026 and December 31, 2025	(529)	(529)
Accumulated deficit	(106,823)	(104,370)
Total stockholders’ deficit	(4,079)	(2,965)
Total liabilities and stockholders’ deficit	$1,507	$2,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Subscription revenue	$-	$58
Data delivery revenue	96	79
Total revenue	96	137
Cost of revenue	476	361
Gross margin	(380)	(224)
Operating expenses
General and administrative	1,483	1,362
Sales and marketing	378	290
Research and development	311	348
Total operating expenses	2,172	2,000
Loss from operations	(2,552)	(2,224)
Other (income) expense, net
Interest expense	10	31
Change in fair value of warrants	(16)	3
Change in fair value of convertible notes	-	(163)
Change in fair value crypto assets – Bitcoin	(102)	662
Realized loss (gain) on sale of crypto assets – Bitcoin	188	(531)
Change in fair value of SEPA derivative liabilities	(179)	(324)
Total other (income), net	(99)	(322)
Net loss	$(2,453)	$(1,902)

Earnings per share:
Basic and diluted net loss per common share outstanding	$(0.04)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	55,316,371	34,103,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

Three Months Ended March 31, 2026

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2025	51,984,473	$5	(187,745)	$(529)	$101,929	$(104,370)	$(2,965)
Issuance of common stock in connection with Yorkville SEPA	400,000	-	-	-	408	-	408
Issuance of common stock in connection with subscription agreement with related party	595,238	-	-	-	500	-	500
Stock-based compensation expense	-	-	-	-	431	-	431
Net loss	-	-	-	-	-	(2,453)	(2,453)
Balances as of March 31, 2026	52,979,711	$5	(187,745)	$(529)	$103,268	$(106,823)	$(4,079)

Three Months Ended March 31, 2025

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	28,175,172	$2	(187,745)	$(529)	$86,146	$(101,569)	$(15,950)
Issuance of common stock in connection with September 2024 private placement	1,473,696	-	-	-	-	-	-
Partial conversion of Yorkville Note	1,111,708	-	-	-	1,094	-	1,094
Stock-based compensation expense	-	-	-	-	208	-	208
Net loss	-	-	-	-	-	(1,902)	(1,902)
Balances as of March 31, 2025	30,760,576	$2	(187,745)	$(529)	$87,448	$(103,471)	$(16,550)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,453)	$(1,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	12
Stock-based compensation expense	431	208
Change in fair value of warrant liabilities	(16)	3
Change in fair value of convertible notes	-	(163)
Change in fair value of crypto assets – Bitcoin	(102)	662
Change in fair value of SEPA derivative liabilities	(179)	(324)
Realized loss (gain) on sale of crypto assets – Bitcoin	188	(531)
Non-cash interest	-	25
Change in operating assets and liabilities:
Accounts receivable	(202)	(34)
Prepaid expenses and other current assets	45	(62)
Accounts payable and accrued expenses	445	310
Deferred revenues	290	(58)
Net cash used in operating activities	(1,542)	(1,854)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(5)
Sales of crypto assets – Bitcoin	354	1,925
Net cash provided by investing activities	352	1,920
Cash flows from financing activities:
Proceeds from Yorkville SEPA	475	-
Proceeds from subscription agreement	500	-
Repayment of loans payable	(137)	(94)
Net cash provided by (used in) financing activities	838	(94)
Net decrease in cash and cash equivalents	(352)	(28)
Cash and cash equivalents at beginning of period	585	172
Cash and cash equivalents at end of period	$233	$144
Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$5
Cash paid for taxes	$1	$-
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock upon partial conversion of Yorkville Note	$-	$1,094

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2025 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2026 (the “Form 10-K”).

The interim unaudited condensed consolidated financial statements include the consolidated accounts of the Company’s wholly owned subsidiary, OneMedNet Technologies (Canada) Inc. All significant intercompany transactions have been eliminated in consolidation.

Liquidity and Going Concern

The Company has incurred recurring net losses since its inception, including $2.5 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company had an accumulated deficit of $106.8 million as of March 31, 2026. The Company’s cash balance of $0.2 million is not adequate to fund its operations through at least twelve months from the date these condensed consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting Pronouncements Not Yet Adopted

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

The Company has reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to the business or no material effect is expected upon future adoption.

3. Segment Information

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

	Three Months Ended March 31,
	2026	2025
Americas	$91	$119
Rest of World	5	18
Total	$96	$137

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

	March 31, 2026
	Units	Cost Basis	Fair Value
Crypto assets held:
Bitcoin	1	$111	$66
Total	1	$111	$66

	December 31, 2025
	Units	Cost Basis	Fair Value
Crypto assets held:
Bitcoin	6	$653	$506
Total	6	$653	$506

The following table presents a reconciliation of the fair values of the Company’s investments in crypto assets for the three months ended March 31, 2026 (in thousands):

Bitcoin
Balance, December 31, 2025	$506
Dispositions	(542)
Unrealized loss, net	102
Balance, March 31, 2026	$66

Dispositions are the result of sales of Bitcoin. During the three months ended March 31, 2026, the Company had Bitcoin dispositions of $0.5 million, inclusive of realized gains of $0.2 million. The Company uses a first-in, first-out methodology to assign costs to Bitcoin for purposes of the Bitcoin held and realized gains and losses disclosure above. Bitcoin is included in current assets in the condensed consolidated balance sheets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Professional fees	$2,351	$1,972
Payroll liabilities	715	728
Data provider costs	564	505
Other	311	291
	$3,941	$3,496

6. Debt

The following table summarizes outstanding debt for the periods indicated (in thousands):

	As of
	March 31, 2026	December 31, 2025
Loans payable
Stock repurchase loan	$121	$118
Insurance premium loan	190	286
Extension loans	350	350
	661	754
Long-term loans payable
Extension loans	13	26
Stock repurchase loan	163	194
	176	220
Total	$837	$974

7. Stockholders’ Deficit

SEPA Draws

As further described in the Form 10-K, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”). Under the SEPA, the Company has the right to sell to Yorkville up to $25.0 million of its Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 24-month period. The SEPA was accounted for as a liability under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock.

The fair value of the derivative liability related to the embedded put option was estimated at $0.1 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively. The balances outstanding at March 31, 2026 and December 31, 2025 were classified within short-term liabilities on the condensed consolidated balance sheets because the commitment period expires in less than one year.

During the three months ended March 31, 2026, the Company delivered two advance notices for the sale of 400,000 shares of its Common Stock, resulting in cumulative gross proceeds of $0.5 million. A derivative asset for each embedded forward option was initially recorded at fair value upon delivery of each advance notice, which was subsequently remeasured with changes in fair value recorded in the condensed consolidated statements of operations until settlement. The Company recognized an aggregate gain of $0.1 million related to embedded forward options during the three months ended March 31, 2026. The embedded forward option was deemed to have no value at March 31, 2026 and December 31, 2025 as there were no outstanding notices for the sale of the Company’s Common Stock. During the three months ended March 31, 2025, the Company did not deliver any advance notices under the SEPA.

The estimated issuance date fair value and remeasurement adjustment for the embedded put option and embedded forward option are presented as a single line within other (income) expense, net in the accompanying consolidated statements of operations under the caption change in fair value of SEPA derivative liabilities. The embedded put option fair value adjustment was a gain of $0.1 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The embedded forward option fair value adjustment was a gain of $0.1 million for the three months ended March 31, 2026, and $0 for the three months ended March 31, 2025.

Subscription Agreement – Related Party

On February 6, 2026, the Company entered into a subscription agreement with a related party investor pursuant to which the Company agreed to issue and sell 595,238 shares of its Common Stock at a price of $0.84 per share. The Company received gross proceeds of approximately $0.5 million from the related party subscription agreement.

ARC Forward Contract

As of March 31, 2026 and December 31, 2025, the Company had an outstanding forward contract to issue 1,240,644 shares of its Common Stock to ARC Group Limited for success fees earned from Data Knights in connection with the Business Combination. The forward contract was included in additional paid-in-capital in stockholders’ deficit in the consolidated balance sheets as it met the criteria for equity accounting under ASC 815.

8. Net Loss per Share

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Restricted stock units	2,099,586	1,912,895
Warrants for Common Stock	12,364,114	12,364,114
Convertible debt	-	5,468,831
Deferred underwriter fees	-	3,174,999
Loan extensions	330,000	3,274,182
	14,793,700	26,195,021

9. Stock-Based Compensation

The Company recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$15	$3
General and administrative	326	201
Sales and marketing	54	1
Research and development	36	3
	$431	$208

10. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of
	March 31, 2026	December 31, 2025
Liability Classified Warrants
Business Combination Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Private Placement Warrants	2,158,059	2,158,059
Subtotal	13,658,059	13,658,059
Grand Total	14,339,078	14,339,078

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35	$-	$-	$35
Bitcoin	66	-	-	66
Total assets, at fair value	$101	$-	$-	$101
Liabilities:
Business Combination Warrants	$-	$-	$46	$46
PIPE Warrants	-	-	9	9
SEPA put option liability	-	-	74	74
Total liabilities, at fair value	$-	$-	$129	$129

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35	$-	$-	$35
Bitcoin	506	-	-	506
Total assets, at fair value	$541	$-	$-	$541
Liabilities:
Business Combination Warrants	$-	$-	$60	$60
PIPE Warrants	-	-	11	11
SEPA put option liability	-	-	186	186
Total liabilities, at fair value	$-	$-	$257	$257

Business Combination Warrants and PIPE Warrants

The following table presents the changes in the Business Combination Warrants and PIPE Warrants measured at fair value during the three months ended March 31, 2026 (in thousands):

	Business Combination Warrants	PIPE Warrants
Balance, December 31, 2025	$60	$11
Changes in fair value	(14)	(2)
Balance, March 31, 2026	$46	$9

The Company remeasured the fair value of the Business Combination Warrants and PIPE Warrants at March 31, 2026 using the Black-Scholes option-pricing model with the following assumptions:

	As of March 31, 2026
	PIPE	Business Combination
	Warrants	Warrants
Stock price	$0.85	$0.85
Exercise price	$10.00	$11.50
Expected volatility	94.9%	94.9%
Weighted average risk-free rate	3.8%	3.8%
Expected dividend yield	-	-
Expected term (in years)	2.61	2.61

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

SEPA Derivative Liability

The following table presents the changes in the SEPA derivative liabilities measured at fair value during the three months ended March 31, 2026 (in thousands):

	SEPA Put Option Liability	SEPA Forward Option Liability
Balance, December 31, 2025	$186	$-
Changes in fair value	(112)	(67)
Conversions to Common Stock	-	67
Balance, March 31, 2026	$74	$-

The estimated fair value of the SEPA put option derivative liability was determined using a Monte Carlo simulation model in order to project the future path of the Company’s stock price over the commitment period with the following assumptions:

	As of
	March 31, 2026	December 31, 2025
Term (in years)	0.2	0.5
Starting stock price	$0.85	$1.10
Expected volatility	156.7%	144.0%
Risk-free rate	3.7%	3.6%

The SEPA forward option liability was deemed to have no value at March 31, 2026 and December 31, 2025 as there were no outstanding notices for the sale of the Company’s Common Stock.

12. Related Party Transactions

Subscription Agreement – As described in Note 7, the Company issued 595,238 shares of Common Stock in exchange for gross proceeds of $0.5 million pursuant to a subscription agreement with a related party investor in February 2026. See Note 7 for further details.

Accounting Services – The Company engages an accounting firm to provide accounting and bookkeeping services, which is majority owned by the Company’s Chief Financial Officer (“CFO”), who serves as an independent contractor to the Company.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $0.05 million and $0.01 million, respectively, related to services provided by the CFO’s accounting firm. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, there were no amounts payable to the accounting firm.

Software Development Services – The Company engages a software development company to provide software development services, which is wholly owned by the Company’s Chief Technology Officer (“CTO”), who is an employee of the Company.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $0.03 million and $0.1 million, respectively, for software development services provided by the CTO’s company. Such amounts are included in research and development expense in the accompanying condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, amounts payable to the CTO’s software development company were $0.05 million and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company believes that the terms of its arrangements with these vendors are consistent with those that would have been obtained from unaffiliated third parties.

13. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $2 thousand of rent expense, including common tenant costs, during each of the three months ended March 31, 2026 and 2025.

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

The Company notes that no shares of Common Stock were actually issued to ARC prior to or contemporaneously with the closing of the Business Combination and that, as of March 31, 2026 and as previously disclosed on its Form 10-K for the fiscal year ended December 31, 2025, the Company has recorded a forward contract to issue 1,240,644 shares of its Common Stock to ARC for success fees earned in connection with the Business Combination. As of March 31, 2026 and December 31, 2025, the Company has recorded aggregate cash liabilities payable to ARC equal to $0.4 million. The Company believes that the claim as asserted is overstated, and denies liability with respect to all disputed amounts and intends to defend itself vigorously. The Company is also assessing whether there are any counterclaims available to it arising out of self-dealing transactions between ARC and the sponsor. Accordingly, the Company has not recorded any additional liability arising out of the ARC complaint as the Company does not believe any incremental loss is probable, and the Company cannot estimate any reasonably possible loss or range of possible loss. On March 19, 2026, ARC voluntarily dismissed the complaint without prejudice.

The Company was not subject to any other material legal proceedings during the three months ended March 31, 2026 and 2025.

14. Subsequent Events

The Company has evaluated subsequent events occurring through May 15, 2026, the date the condensed consolidated financial statements were issued, for events requiring recording or disclosure in the Company’s condensed consolidated financial statements.

In April 2026, the Company entered into subscription agreements with two related party investors pursuant to which the Company agreed to issue and sell an aggregate of 1,184,512 shares of its Common Stock at prices between $0.83 and $0.89 per share. The Company received gross proceeds of approximately $1.0 million from the related party subscription agreements.

In April 2026, the Company issued 219,429 shares of its Common Stock at a price of $0.83 per share in exchange for the settlement of approximately $0.2 million of unpaid cash salary due to an officer and related party investor of the Company.

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

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere (or incorporated by reference) in this Report and in the Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “OneMedNet”, “we”, “us”, “our,” and “the Company” are intended to mean the business and operations of OneMedNet Corporation and its consolidated subsidiary following the completion of the business combination on November 7, 2023 involving OneMedNet Solutions Corporation (formerly named OneMedNet Corporation) (“Legacy ONMD”), with Legacy ONMD surviving as a wholly owned subsidiary of Data Knights Acquisition Corp. (“Data Knights”) (the “Business Combination”).

Company Overview

We provide innovative solutions that unlock the significant value contained within the clinical image archives of healthcare providers. We employ our OneMedNet iRWD™ solution, which securely de-identifies, searches, and curates a data archive locally, bringing a wealth of internal and third-party research opportunities to providers. By leveraging our extensive federated provider network, together with our technology and in-house clinical expertise, OneMedNet successfully meets the most rigorous Real World Data life science requirements.

Nasdaq Compliance

On April 14, 2026, the Company received notice from Nasdaq indicating that the Company, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until October 12, 2026, to regain compliance with the Bid Price Rule. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the Bid Price Rule by October 12, 2026, the Company may be eligible for an additional 180-calendar day compliance period. The Company intends to continue to actively monitor the bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the Bid Price Rule.

Key Components of Consolidated Statements of Operations

Revenue

The Company generates revenue from two streams: (1) iRWD, which provides regulatory grade imaging and clinical data in the pharmaceutical, device manufacturing, contract research organizations, and AI markets and (2) BEAM, which is a medical imaging exchange platform between hospital/healthcare systems, imaging centers, physicians and patients. iRWD is sold on a fixed fee basis based on the number of data units and the cost per data unit committed to in the customer contract. Revenue is recognized when the data is delivered to the customer. BEAM revenue is subscription-based revenue that is recognized ratably over the subscription period committed to by the customer. The Company invoices its BEAM customers quarterly or annually in advance with the customer contracts automatically renewing unless the customer issues a cancellation notice. The BEAM platform was decommissioned in May 2025, and no revenue was generated from this platform thereafter.

The Company excludes from revenue taxes collected from a customer that are assessed by a governmental authority and imposed on and concurrent with a specific revenue-producing transaction. The transaction price for the products is the invoiced amount. Advance billings from contracts are deferred and recognized as revenue when earned. Deferred revenue consists of payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts typically range from zero to 90 days, with typical terms of 30 days.

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

Change in Fair Value of Convertible Notes

We have elected the fair value option of accounting for the PIPE Notes issued in the Business Combination and the Yorkville Note issued with the SEPA. These instruments contained embedded derivatives that would require bifurcation and separate accounting; therefore, we made the election to measure the entire contingently convertible debt instruments, including accrued interest, at fair value. These instruments are subsequently re-measured at fair value on our consolidated balance sheets at the end of each reporting period and at settlement, as applicable, and changes in fair value are recognized in the consolidated statements of operations. The PIPE Notes and Yorkville Note were both settled in 2025 and were no longer outstanding as of December 31, 2025.

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

Realized Loss (Gain) on Sale of Crypto Assets – Bitcoin

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenue
Subscription revenue	$-	$58	$(58)	-100%
Web imaging revenue	96	79	17	22%
Total revenue	96	137	(41)	-30%
Cost of revenue	476	361	115	32%
Gross margin	(380)	(224)	(156)	70%
Operating expenses
General and administrative	1,483	1,362	121	9%
Sales and marketing	378	290	88	30%
Research and development	311	348	(37)	-11%
Total operating expenses	2,172	2,000	172	9%
Loss from operations	(2,552)	(2,224)	(328)	15%
Other (income) expense, net
Interest expense	10	31	(21)	-68%
Change in fair value of warrants	(16)	3	(19)	-633%
Change in fair value of convertible notes	-	(163)	163	-100%
Change in fair value of crypto assets – Bitcoin	(102)	662	(764)	-115%
Realized loss (gain) on sale of crypto assets – Bitcoin	188	(531)	719	-135%
Change in fair value of SEPA derivative liabilities	(179)	324	145	-45%
Total other income, net	(99)	(322)	(223)	-69%
Net loss	$(2,453)	$(1,902)	$(551)	29%

Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
Subscription revenue (BEAM)	$-	$58	$(58)	-100%
Web imaging revenue (Real-World Data)	96	79	17	22%
Total	$96	$137	$(41)	-30%

Total revenue decreased by 30% or $0.04 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to a $0.06 million decrease in subscription revenue (BEAM) as a direct result of decommissioning this platform in May 2025, which is partially offset by a $0.02 million increase in data delivery revenue (BEAM) as a result of our strategic transition to a unified real-world data platform, which has led to growth in our customer base and thus a higher volume of data deliveries during the three months ended March 31, 2026.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025
Cost of revenue	476	361
% of revenue	496%	264%

Cost of revenue was $0.5 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025, an increase of $0.1 million, or 32%. The increase of $0.1 million was primarily due to an increase in data and curation charges to support the increase in data delivery revenue generated by our iRWD platform.

General and Administrative

General and administrative expenses were $1.5 million for the three months ended March 31, 2026, compared to $1.4 million for the three months ended March 31, 2025, an increase of $0.1 million, or 9%. The increase of $0.1 million was primarily due to an increase of $0.1 million in share-based compensation expense as we made a significant number of RSU grants in the fourth quarter of 2025 that were not outstanding during the three months ended March 31, 2025.

Sales and Marketing

Sales and marketing expenses were $0.4 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025, an increase of $0.1 million, or 30%. The increase of $0.1 million was primarily due to an increase of $0.1 million in salary and related personnel costs, which is driven by increased headcount to support iRWD sales growth.

Research and Development

Research and development expenses for the three months ended March 31, 2026 were generally consistent with research and development expenses for the three months ended March 31, 2025.

Interest Expense

Interest expense for the three months ended March 31, 2026 was generally consistent with interest expense for the three months ended March 31, 2025.

Change in Fair Value of Warrants

The change in fair value of warrants is composed of the re-measurement adjustment for our liability-classified warrants that were issued in connection with the Business Combination. The change is mainly due to the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes is composed of the re-measurement adjustment for the PIPE Notes and Yorkville Note (each, as defined in the Form 10-K) which are carried at fair value. The change is mainly due to the resulting fluctuations in the market price of shares of Common Stock. Both instruments were converted or repaid in the second quarter of 2025; therefore, no re-measurement adjustment was required for the three months ended March 31, 2026.

Change in Fair Value of Crypto Assets – Bitcoin

The change in fair value of crypto assets – Bitcoin during the three months ended March 31, 2026 and 2025 reflects the change in the price of Bitcoin.

Realized Loss (Gain) on Sale of Crypto Assets – Bitcoin

The realized loss (gain) on sale of crypto assets – Bitcoin during the three months ended March 31, 2026 and 2025 reflects the change in the market price of Bitcoin upon sale compared to its purchase price.

Change in Fair Value of SEPA Derivative Liabilities

The change in fair value of SEPA derivative liabilities is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period. The gain for the three months ended March 31, 2026 is primarily driven by us delivering advance notices under the SEPA leading to less availability at the end of the reporting period.

Liquidity and Capital Resources

As of March 31, 2026, our principal sources of liquidity were proceeds from related party investors, private placement transactions, investments in Bitcoin and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in)
Operating activities	$(1,542)	$(1,854)
Investing activities	352	1,920
Financing activities	838	(94)

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

During the three months ended March 31, 2026, we used $1.5 million of cash in operating activities, primarily resulting from our net loss of $2.5 million, offset by non-cash charges of $0.3 million and cash provided by changes in our operating assets and liabilities of $0.6 million.

During the three months ended March 31, 2025, we used $1.9 million of cash in operating activities, primarily resulting from our net loss of $1.9 million and non-cash charges of $0.1 million, offset by cash provided by changes in our operating assets and liabilities of $0.2 million.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases and Bitcoin purchases and sales.

During the three months ended March 31, 2026, net cash provided by investing activities was $0.4 million, primarily consisting of proceeds from Bitcoin sales of $0.4 million.

During the three months ended March 31, 2025, net cash provided by investing activities was $1.9 million, primarily consisting of proceeds from Bitcoin sales of $1.9 million.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $0.8 million, consisting of $0.5 million in net proceeds from the Yorkville SEPA, $0.5 million in net proceeds from a related party subscription agreement, partially offset by repayments of $0.1 million for our loans payable.

During the three months ended March 31, 2025, net cash used in financing activities was $0.1 million, consisting of repayments of $0.1 million for our loans payable.

Contractual Obligations and Commitments and Going Concern Outlook

Currently, management does not believe that our cash and cash equivalents are sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support the expansion of our infrastructure and workforce, interest expense and minimum contractual obligations. Management intends to raise cash for operations through debt and equity offerings. As a result of the Company’s recurring loss from operations and the need for additional financing to fund its operating and capital requirements there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

The following table summarizes our material cash requirements as of March 31, 2026:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$3,941	$3,941	$-
Loans payable	837	661	176
	$4,778	$4,602	$176

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K, the notes to our audited financial statements appearing in the Form 10-K, and the notes to the financial statements appearing elsewhere in this Report. Except as described in this Report, there have been no material changes to these critical accounting policies and estimates through March 31, 2026 from those discussed in the Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were ineffective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Material Weaknesses

Management is aware of material weaknesses in the Company’s internal control related to user access/segregation of duties, lack of a formalized control environment and oversight of controls over financial reporting and revenue recognition. Due to the limited transactional volume currently experienced, combined with our financial limitations, we do not currently have an expanded accounting department that would allow us to better segregate duties. Over time, as we continue to grow and add accounting staff, we expect to continue to enhance our internal control structure, including appropriate segregation of duties. Management has begun taking remediation steps to address the material weakness, including the hiring of a full-time controller in July 2025 and adding additional review procedures over our financial records. This remediation is an ongoing process and there can be no assurance that it will effectively address the material weakness.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company entered into a subscription agreement, dated February 6, 2026, with Dr. Thomas Kosasa, a director of the Company, pursuant to which the Company issued 595,238 shares of its Common Stock to Dr. Kosasa at a price of $0.84 per share. The Company received net proceeds of approximately $0.5 million from the related party subscription agreement. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Except as set forth above, during the three months ended March 31, 2026, we did not have issuances of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2026.

OneMedNet Corporation

By:	/s/ Robert Golden
Robert Golden
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

