Form 10-Q
period 2026-06-30
OneMedNet Corp
filed 2026-08-14
CIK 1849380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 59,286,450 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$358	$585
Investment in crypto assets – Bitcoin	-	506
Accounts receivable, net	664	495
Prepaid expenses and other current assets	291	509
Total current assets	1,313	2,095
Property and equipment, net	51	56
Total assets	$1,364	$2,151
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$3,474	$3,496
Deferred revenues	683	389
Loans payable	569	754
2024 SEPA put option liability	-	186
Total current liabilities	4,726	4,825
Loans payable, net of current portion	132	220
Warrant liabilities	24	71
Total liabilities	4,882	5,116
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred Stock, par value $0.0001, 1,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 57,909,088 shares issued and 57,721,343 shares outstanding at June 30, 2026, and 51,984,473 shares issued and 51,796,728 shares outstanding at December 31, 2025	5	5
Additional paid-in capital	106,001	101,929
Treasury stock, at cost, 187,745 shares at June 30, 2026 and December 31, 2025	(529)	(529)
Accumulated deficit	(108,995)	(104,370)
Total stockholders’ deficit	(3,518)	(2,965)
Total liabilities and stockholders’ deficit	$1,364	$2,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Subscription revenue	$-	$47	$-	$105
Data delivery revenue	292	108	388	187
Total revenue	292	155	388	292
Cost of revenue	857	396	1,542	737
Gross margin	(565)	(241)	(1,154)	(445)
Operating expenses
General and administrative	981	1,183	2,254	2,615
Sales and marketing	391	257	769	542
Research and development	324	382	636	749
Total operating expenses	1,696	1,822	3,659	3,906
Loss from operations	(2,261)	(2,063)	(4,813)	(4,351)
Other expense (income), net
Interest expense	9	22	19	52
Change in fair value of warrants	(31)	-	(47)	3
Change in fair value of convertible notes	-	(1,122)	-	(1,285)
Change in fair value of crypto assets – Bitcoin	(45)	174	(147)	837
Realized loss (gain) on sale of crypto assets – Bitcoin	46	(314)	234	(844)
Change in fair value of 2024 SEPA derivative liabilities	(66)	(110)	(245)	(434)
Gain on troubled debt restructurings	-	(3,707)	-	(3,707)
Other (income) expense	(2)	12	(2)	(53)
Total other income, net	(89)	(5,045)	(188)	(5,431)
Net (loss) income	$(2,172)	$2,982	$(4,625)	$1,080
Net (loss) income per share attributable to common shares – basic	$(0.04)	$0.07	$(0.08)	$0.03
Weighted average shares of common stock outstanding – basic	58,019,837	36,835,945	56,793,139	35,477,382
Net (loss) income per share attributable to common shares – diluted	$(0.04)	$0.07	$(0.08)	$0.03
Weighted average shares of common stock outstanding – diluted	58,019,837	38,405,921	56,793,139	37,127,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

Three and Six Months Ended June 30, 2026

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2025	51,984,473	$5	(187,745)	$(529)	$101,929	$(104,370)	$(2,965)
Issuance of common stock in connection with 2024 SEPA	400,000	-	-	-	408	-	408
Issuance of common stock in connection with subscription agreement with related party	595,238	-	-	-	500	-	500
Stock-based compensation expense	-	-	-	-	431	-	431
Net loss	-	-	-	-	-	(2,453)	(2,453)
Balances as of March 31, 2026	52,979,711	5	(187,745)	(529)	103,268	(106,823)	(4,079)
Issuance of common stock in connection with 2024 SEPA	953,862	-	-	-	495	-	495
Issuance of common stock in connection with subscription agreements with related parties	1,943,203	-	-	-	1,550	-	1,550
Conversion of officer accrued salary into shares of common stock	219,429	-	-	-	182	-	182
Issuance of common stock in connection with exercise of pre-funded warrants	677,539	-	-	-	-	-	-
Issuance of common stock in connection with exercise of warrants	133,095	-	-	-	43	-	43
Vesting of restricted stock units	1,002,249	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	463	-	463
Net loss	-	-	-	-	-	(2,172)	(2,172)
Balances as of June 30, 2026	57,909,088	$5	(187,745)	$(529)	$106,001	$(108,995)	$(3,518)

Three and Six Months Ended June 30, 2025

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	28,175,172	$2	(187,745)	$(529)	$86,146	$(101,569)	$(15,950)
Issuance of common stock in connection with September 2024 private placement	1,473,696	-	-	-	-	-	-
Partial conversion of Yorkville Note	1,111,708	-	-	-	1,094	-	1,094
Stock-based compensation expense	-	-	-	-	208	-	208
Net loss	-	-	-	-	-	(1,902)	(1,902)
Balances as of March 31, 2025	30,760,576	2	(187,745)	(529)	87,448	(103,471)	(16,550)
Issuance of common stock in connection with settlement of vendor payable	250,000	-	-	-	111	-	111
Issuance of common stock upon partial conversion of Yorkville Note	754,854	-	-	-	298	-	298
Issuance of common stock upon conversion of loans with related parties	3,166,475	-	-	-	2,334	-	2,334
Issuance of common stock upon conversion of PIPE Notes	1,453,174	-	-	-	510	-	510
Issuance of common stock upon conversion of loan extensions with related parties	3,650,248	-	-	-	2,584	-	2,584
Issuance of common stock in connection with June 2025 private placement	3,390,923	-	-	-	2,497	-	2,497
Issuance of common stock in connection with subscription agreements with related parties	2,857,142	-	-	-	1,197	-	1,197
Stock-based compensation expense	-	-	-	-	197	-	197
Net income	-	-	-	-	-	2,982	2,982
Balances as of June 30, 2025	46,283,392	$2	(187,745)	$(529)	$97,176	$(100,489)	$(3,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONEMEDNET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(4,625)	$1,080
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	46
Stock-based compensation expense	894	405
Change in fair value of warrant liabilities	(47)	3
Change in fair value of convertible notes	-	(1,285)
Change in fair value of crypto assets – Bitcoin	(147)	837
Change in fair value of 2024 SEPA derivative liabilities	(245)	(434)
Realized loss (gain) on sale of crypto assets – Bitcoin	234	(844)
Gain on troubled debt restructurings	-	(3,707)
Non-cash interest	-	45
Change in operating assets and liabilities:
Accounts receivable	(169)	(41)
Prepaid expenses and other current assets	218	92
Accounts payable and accrued expenses	160	(191)
Deferred revenues	294	(49)
Net cash used in operating activities	(3,417)	(4,043)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(8)
Purchases of crypto assets – Bitcoin	-	(2,200)
Sales of crypto assets – Bitcoin	419	3,458
Net cash provided by investing activities	408	1,250
Cash flows from financing activities:
Proceeds from 2024 SEPA	962	-
Proceeds from subscription agreements	2,050	1,197
Proceeds from exercise of warrants	43	-
Proceeds from private placement	-	2,497
Repayment of Yorkville Note	-	(262)
Repayment of deferred underwriter fees payable	-	(500)
Repayment of loans payable	(273)	(189)
Net cash provided by financing activities	2,782	2,743
Net decrease in cash and cash equivalents	(227)	(50)
Cash and cash equivalents at beginning of period	585	172
Cash and cash equivalents at end of period	$358	$122
Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$8
Cash paid for taxes	$1	$-
Supplemental disclosures of non-cash investing and financing activities:
Conversion of officer accrued salary into shares of common stock	$182	$1,392
Issuance of common stock in connection with settlement of vendor payable	$-	$111
Issuance of common stock upon conversion of convertible notes	$-	$1,902
Issuance of common stock upon conversion of loans with related parties	$-	$2,334
Issuance of common stock upon conversion of loan extensions with related parties	$-	$2,584

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future annual or interim period.

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

Liquidity and Going Concern

The Company has incurred recurring operating losses since its inception, including $2.3 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively. In addition, the Company had an accumulated deficit of $109.0 million as of June 30, 2026. The Company’s cash balance of $0.4 million is not adequate to fund its operations through at least twelve months from the date these condensed consolidated financial statements were available for issuance. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, the Company has previously invested in Bitcoin, which is a crypto asset. Crypto assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Certain crypto asset exchanges have been closed due to fraud, failure or security breaches. Any of the Company’s crypto assets that reside on an exchange that shuts down may be lost. Several factors may affect the price of crypto assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of crypto assets, and the use of crypto assets as a form of payment. There is no assurance that crypto assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of crypto asset payments by mainstream retail merchants and commercial businesses will continue to grow.

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

Crypto assets are not insured or protected under the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Company (“SIPC”). Accordingly, with respect to its historical Bitcoin investment, the Company did not enjoy the protections of other assets covered by the FDIC or SIPC. As of June 30, 2026, the Company no longer held any Bitcoin or other crypto assets.

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

The Company’s disaggregation of revenue by major product offering is consistent with its presentation on the Company’s consolidated statements of operations. The table below provides the Company’s total revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$99	$55	$190	$174
Rest of World	193	100	198	118
Total	$292	$155	$388	$292

4. Crypto Assets Held

The Company’s crypto assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted end-of-day price on the measurement date for a single Bitcoin on an active trading platform, River.com. Management has determined that River.com, an active exchange market, represents a principal market for Bitcoin and the end-of-day quoted price is both readily available and representative of fair value (Level 1 inputs). The following table sets forth the units held, cost basis, and fair value of its investments in crypto assets, as shown on the condensed consolidated balance sheets as of December 31, 2025 (in thousands):

	December 31, 2025
	Units	Cost Basis	Fair Value
Crypto assets held:
Bitcoin	6	$653	$506
Total	6	$653	$506

There were no crypto assets held by the Company as of June 30, 2026.

The following table presents a reconciliation of the fair values of the Company’s investments in crypto assets for the three and six months ended June 30, 2026 (in thousands):

Bitcoin
Balance, December 31, 2025	$506
Dispositions	(542)
Unrealized gain, net	102
Balance, March 31, 2026	$66
Dispositions	(111)
Unrealized gain, net	45
Balance, June 30, 2026	$-

Dispositions are the result of sales of Bitcoin. For the three and six months ended June 30, 2026, the Company had Bitcoin dispositions of $0.1 million (including realized loss of $0.05 million) and $0.7 million (including realized loss of $0.2 million), respectively. The Company uses a first-in, first-out methodology to assign costs to Bitcoin for purposes of the Bitcoin held and realized gains and losses disclosure above. Bitcoin is included in current assets in the condensed consolidated balance sheets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Professional fees	$1,632	$1,611
Software and technology	796	682
Payroll liabilities	519	730
Data provider costs	440	356
Other	87	117
	$3,474	$3,496

In April 2026, the Company issued 219,429 shares of its common stock, par value $0.0001 per share (“Common Stock”), at a price of $0.83 per share in exchange for the settlement of approximately $0.2 million of unpaid cash salary due to an officer and related party investor of the Company. The transaction was accounted for as a capital transaction with a related party and no gain or loss was recognized. As such, the net carrying value of $0.2 million was reclassified to stockholders’ deficit in the condensed consolidated balance sheets at the time of the conversion.

6. Debt

The following table summarizes outstanding debt for the periods indicated (in thousands):

	As of
	June 30, 2026	December 31, 2025
Loans payable
Stock repurchase loan	$123	$118
Insurance premium loan	95	286
Extension loans	351	350
	569	754
Long-term loans payable
Extension loans	-	26
Stock repurchase loan	132	194
	132	220
Total	$701	$974

7. Stockholders’ Deficit

2024 SEPA Draws

As further described in the Form 10-K, the Company entered into a Standby Equity Purchase Agreement (“2024 SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited company (“Yorkville”), on June 17, 2024. Under the 2024 SEPA, the Company has the right to sell to Yorkville up to $25.0 million of its Common Stock, subject to certain limitations and conditions set forth in the 2024 SEPA, from time to time, over a 24-month period. The 2024 SEPA was accounted for as a liability under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock.

The commitment period under the 2024 SEPA expired in June 2026 and, therefore, the derivative liability was $0 at June 30, 2026. The fair value of the derivative liability related to the embedded put option was estimated at $0.2 million at December 31, 2025, which was classified within short-term liabilities on the condensed consolidated balance sheets because the commitment period expired in less than one year.

During the six months ended June 30, 2026, the Company delivered four advance notices for the sale of 1,353,862 shares of its Common Stock, resulting in cumulative gross proceeds of $1.0 million. A derivative asset for each embedded forward option was initially recorded at fair value upon delivery of each advance notice, which was subsequently remeasured with changes in fair value recorded in the condensed consolidated statements of operations until settlement. The Company recognized a gain of $0.1 million related to embedded forward options during the six months ended June 30, 2026. The embedded forward option was deemed to have no value at December 31, 2025 as there were no outstanding notices for the sale of the Company’s Common Stock. During the six months ended June 30, 2025, the Company did not deliver any advance notices under the 2024 SEPA.

The estimated issuance date fair value and remeasurement adjustment for the embedded put option and embedded forward option are presented as a single line within other (income) expense, net in the accompanying consolidated statements of operations under the caption change in fair value of 2024 SEPA derivative liabilities. The embedded put option fair value adjustment was a gain of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and a gain of $0.1 million and $0.4 million for the three and six months ended June 30, 2025, respectively. The embedded forward option fair value adjustment was a gain of $0.01 million and $0.1 million for the three and six months ended June 30, 2026, respectively, and $0 for the three and six months ended June 30, 2025, respectively.

Subscription Agreements – Related Parties

Between February and June 2026, the Company entered into subscription agreements with two related party investors pursuant to which the Company agreed to issue and sell an aggregate of 2,538,441 shares of its Common Stock at prices between $0.58 and $0.93 per share. The Company received gross proceeds of approximately $2.1 million from the related party subscription agreements.

ARC Forward Contract

As of June 30, 2026 and December 31, 2025, the Company had an outstanding forward contract to issue 1,240,644 shares of its Common Stock to ARC Group Limited for success fees earned from Data Knights in connection with the Business Combination. The forward contract was included in additional paid-in-capital in stockholders’ deficit in the consolidated balance sheets as it met the criteria for equity accounting under ASC 815.

8. Net (Loss) Income per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(2,172)	$2,982	$(4,625)	$1,080
Less: undistributed earnings attributable to participating warrant holders	-	(225)	-	$(80)
Net income (loss) attributable to common shareholders – basic	$(2,172)	$2,757	$(4,625)	$1,000
Reallocation of undistributed earnings attributable to participating warrant holders	-	$9	-	3
Net income (loss) attributable to common shareholders – diluted	$(2,172)	$2,766	$(4,625)	$1,003
Denominator:
Weighted average shares of common stock outstanding – basic	58,019,837	36,835,945	56,793,139	35,477,382
Net income (loss) per share attributable to common shares – basic	$(0.04)	$0.07	$(0.08)	$0.03
Effect of dilutive securities
Restricted stock units	-	1,106,197	-	1,160,296
Warrants	-	33,779	-	60,120
Loan extensions	-	430,000	-	430,000
Dilutive potential common shares	-	1,569,976	-	1,650,416
Weighted average shares of common stock outstanding – diluted	58,019,837	38,405,921	56,793,139	37,127,798
Net income (loss) per share attributable to common shares – diluted	$(0.04)	$0.07	$(0.08)	$0.03

For the three and six months ended June 30, 2026, during which the Company recorded a net loss, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For these periods, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same.

For the three and six months ended June 30, 2025, the Company reported net income. For these periods, net income is allocated to the participating warrants and the Common Stock based on their participation rights. Under the two-class method, basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. In addition, the dilutive effect of restricted stock units and warrants were calculated using the treasury stock method, whereby all such awards were assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for restricted stock units, were assumed to be used to purchase outstanding Common Stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	4,577,611	743,907	4,577,611	689,808
Warrants for Common Stock	12,181,019	12,330,336	12,181,019	12,303,995
Total common stock equivalents	16,758,630	13,074,243	16,758,630	12,993,803

9. Stock-Based Compensation

The Company recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	18	4	33	7
General and administrative	368	187	695	388
Sales and marketing	34	1	88	2
Research and development	43	5	78	8
Total stock-based compensation expense	463	197	894	405

10. Stock Warrants

The Company has the following warrants outstanding for the periods presented:

	As of
	June 30, 2026	December 31, 2025
Liability Classified Warrants
Business Combination Warrants	585,275	585,275
PIPE Warrants	95,744	95,744
Subtotal	681,019	681,019
Equity Classified Warrants
Public Warrants	11,500,000	11,500,000
Private Placement Warrants	1,347,425	2,158,059
Subtotal	12,847,425	13,658,059
Grand Total	13,528,444	14,339,078

On June 30, 2026, the Company issued 677,539 shares of Common Stock upon the partial exercise of pre-funded warrants and 133,095 shares of Common Stock upon the full exercise of warrants, both of which were originally issued in September 2024. The warrant exercise generated cash proceeds of approximately $0.04 million. As of June 30, 2026, no warrants or pre-funded warrants issued in connection with the September 2024 financing remained outstanding.

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	35	-	-	35
Total assets, at fair value	$35	$-	$-	$35
Liabilities:
Business Combination Warrants	$-	$-	$20	$20
PIPE Warrants	-	-	4	4
Total liabilities, at fair value	$-	$-	$24	$24

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35	$-	$-	$35
Bitcoin	506	-	-	506
Total assets, at fair value	$541	$-	$-	$541
Liabilities:
Business Combination Warrants	$-	$-	$60	$60
PIPE Warrants	-	-	11	11
2024 SEPA put option liability	-	-	186	186
Total liabilities, at fair value	$-	$-	$257	$257

Business Combination Warrants and PIPE Warrants

The following table presents the changes in the Business Combination Warrants and PIPE Warrants measured at fair value during the three and six months ended June 30, 2026 (in thousands):

	Business Combination Warrants	PIPE Warrants
Balance, December 31, 2025	$60	$11
Changes in fair value	(14)	(2)
Balance, March 31, 2026	$46	$9
Changes in fair value	(26)	(5)
Balance, June 30, 2026	$20	$4

The Company remeasured the fair value of the Business Combination Warrants and PIPE Warrants at June 30, 2026 using the Black-Scholes option-pricing model with the following assumptions:

	As of June 30, 2026
	PIPE	Business Combination
	Warrants	Warrants
Stock price	$0.71	$0.71
Exercise price	$10.00	$11.50
Expected volatility	91.9%	91.9%
Weighted average risk-free rate	4.1%	4.1%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	2.36	2.36

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

2024 SEPA Derivative Liability

The following table presents the changes in the SEPA derivative liabilities measured at fair value during the three and six months ended June 30, 2026 (in thousands):

	2024 SEPA Put Option	2024 SEPA Forward Option
Balance, December 31, 2025	$186	$-
Changes in fair value	(112)	(67)
Conversions to Common Stock	-	67
Balance, March 31, 2026	$74	$-
Changes in fair value	(74)	8
Conversions to Common Stock	-	(8)
Balance, June 30, 2026	$-	$-

The estimated fair value of the 2024 SEPA put option derivative liability was determined using a Monte Carlo simulation model in order to project the future path of the Company’s stock price over the commitment period with the following assumptions at December 31, 2025:

As of
December 31, 2025
Term (in years)	0.5
Starting stock price	$1.10
Expected volatility	144.0%
Risk-free rate	3.6%

The 2024 SEPA forward option liability was deemed to have no value at December 31, 2025 as there were no outstanding notices for the sale of the Company’s Common Stock.

The commitment period under the 2024 SEPA expired in June 2026, therefore, the 2024 SEPA derivative liability balances were $0 at June 30, 2026.

12. Related Party Transactions

Conversion of Officer Accrued Salary – As described in Note 5, the Company issued 219,429 shares of Common Stock in exchange for the settlement of approximately $0.2 million of unpaid cash salary due to an officer and related party investor of the Company. See Note 5 for further details.

Subscription Agreements – As described in Note 7, the Company issued 2,538,441 shares of Common Stock in exchange for gross proceeds of $2.1 million pursuant to subscription agreements with two related party investors between February and June 2026. See Note 7 for further details.

Accounting Services – The Company engages an accounting firm to provide accounting and bookkeeping services, which is majority owned by the Company’s Chief Financial Officer (“CFO”), who serves as an independent contractor to the Company.

For the three and six months ended June 30, 2026, the Company incurred expenses of $0.02 million and $0.04 million, respectively, related to services provided by the CFO’s accounting firm. For the three and six months ended June 30, 2025, the Company incurred expenses of $0.02 million and $0.04 million, respectively, related to services provided by the CFO’s accounting firm. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, there were no amounts payable to the accounting firm.

Software Development Services – The Company engages a software development company to provide software development services, which is wholly owned by the Company’s Chief Technology Officer (“CTO”), who is an employee of the Company.

For the three and six months ended June 30, 2026, the Company incurred expenses of $0.04 million and $0.1 million, respectively, for software development services provided by the CTO’s company. For the three and six months ended June 30, 2025, the Company incurred expenses of $0.03 million and $0.1 million, respectively, for software development services provided by the CTO’s company. Such amounts are included in research and development expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, amounts payable to the CTO’s software development company were $0.05 million and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company believes that the terms of its arrangements with these vendors are consistent with those that would have been obtained from unaffiliated third parties.

13. Commitments and Contingencies

Lease Agreement

The Company has a month-to-month lease for a suite at a cost of $530 per month. The Company incurred $2 thousand and $4 thousand of rent expense, including common tenant costs, during each of the three and six months ended June 30, 2026 and 2025, respectively.

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

The Company notes that no shares of Common Stock were actually issued to ARC prior to or contemporaneously with the closing of the Business Combination and that, as of June 30, 2026 and as previously disclosed on the Form 10-K for the fiscal year ended December 31, 2025, the Company has recorded a forward contract to issue 1,240,644 shares of its Common Stock to ARC for success fees earned in connection with the Business Combination. As of June 30, 2026 and December 31, 2025, the Company has recorded aggregate cash liabilities payable to ARC equal to $0.4 million. The Company believes that the claim as asserted is overstated, and denies liability with respect to all disputed amounts and intends to defend itself vigorously. The Company is also assessing whether there are any counterclaims available to it arising out of self-dealing transactions between ARC and the sponsor. Accordingly, the Company has not recorded any additional liability arising out of the ARC complaint as the Company does not believe any incremental loss is probable, and the Company cannot estimate any reasonably possible loss or range of possible loss. On March 19, 2026, ARC voluntarily dismissed the complaint without prejudice.

The Company was not subject to any other material legal proceedings during the six months ended June 30, 2026.

14. Subsequent Events

The Company has evaluated subsequent events occurring through August 14, 2026, the date the condensed consolidated financial statements were issued, for events requiring recording or disclosure in the Company’s condensed consolidated financial statements.

2026 Standby Equity Purchase Agreement

On July 1, 2026, the Company entered into a new SEPA (the “2026 SEPA”) with Yorkville, pursuant to which the Company may, from time to time and at its sole discretion, sell to Yorkville up to $25.0 million of shares of Common Stock, subject to the terms and conditions of the 2026 SEPA. The agreement has a term of 36 months and permits the Company to request advances following the effectiveness of a resale registration statement covering the shares issuable under the 2026 SEPA. Shares sold under the 2026 SEPA will be purchased at a price equal to 97% of the Market Price, as defined in the agreement.

The 2026 SEPA contains customary limitations, including a restriction that Yorkville may not acquire shares that would result in beneficial ownership exceeding 4.99% of the outstanding shares of Common Stock and an issuance cap representing 19.99% of the outstanding shares of Common Stock as of June 30, 2026, unless stockholder approval or certain pricing conditions are satisfied.

Subscription Agreement – Related Party

In July 2026, the Company entered into a subscription agreement with a related party investor pursuant to which the Company agreed to issue and sell 1,449,275 shares of its Common Stock at a price of $0.69 per share. The Company received gross proceeds of $1.0 million from the related party subscription agreement.

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

Nasdaq Compliance

On April 14, 2026, the Company received notice from Nasdaq indicating that the Company, based on the closing bid price of the shares of Common Stock for the last 30 consecutive business days, is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until October 12, 2026, to regain compliance with the Bid Price Rule. To regain compliance, the minimum bid price of the shares of Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the Bid Price Rule by October 12, 2026, the Company may be eligible for an additional 180-calendar day compliance period. The Company intends to continue to actively monitor the bid price of the shares of Common Stock and may, if appropriate, consider implementing available options to regain compliance with the Bid Price Rule.

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

Change in Fair Value of Convertible Notes

We have elected the fair value option of accounting for the PIPE Notes (as defined in the Form 10-K) issued in the Business Combination and the Yorkville Note (as defined in the Form 10-K) issued with the 2024 SEPA. These instruments contained embedded derivatives that would require bifurcation and separate accounting; therefore, we made the election to measure the entire contingently convertible debt instruments, including accrued interest, at fair value. These instruments are subsequently re-measured at fair value on our consolidated balance sheets at the end of each reporting period and at settlement, as applicable, and changes in fair value are recognized in the consolidated statements of operations. The PIPE Notes and Yorkville Note were both settled in 2025 and were no longer outstanding as of December 31, 2025.

Change in Fair Value of Crypto Assets – Bitcoin

We previously adopted a Bitcoin strategy on the balance sheets as a forward-looking approach to corporate treasury management that incorporates digital currencies. Our Bitcoin holdings were held at fair value on the consolidated balance sheets and are re-measured at the end of each reporting period based on the quoted end-of-day price provided by a reputable and liquid exchange. As of June 30, 2026, we no longer hold Bitcoin or any other crypto assets.

Realized Loss (Gain) on Sale of Crypto Assets – Bitcoin

As part of our Bitcoin strategy, we routinely sell quantities held as part of our corporate treasury strategy to fund operations as needed. We recognize a realized gain upon sale when the price of Bitcoin is higher than its initial purchase price.

Change in Fair Value of 2024 SEPA Derivative Liabilities

We entered into the 2024 SEPA that gave us the right, but not the obligation, to require Yorkville to purchase shares over a two-year commitment period, subject to volume limits. The put option is recognized at inception and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The liabilities are subsequently re-measured at fair value on our consolidated balance sheets at the end of each reporting period, with changes in fair value recognized in the consolidated statements of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenue
Subscription revenue	$-	$47	$(47)	-100%
Data delivery revenue	292	108	184	170%
Total revenue	292	155	137	88%
Cost of revenue	857	396	461	116%
Gross margin	(565)	(241)	(324)	134%
Operating expenses
General and administrative	982	1,183	(201)	-17%
Sales and marketing	391	257	134	52%
Research and development	324	382	(58)	-15%
Total operating expenses	1,697	1,822	(125)	-7%
Loss from operations	(2,262)	(2,063)	(199)	10%
Other (income) expense, net
Interest expense	9	22	(13)	-59%
Change in fair value of warrants	(31)	-	(31)	100%
Change in fair value of convertible notes	-	(1,122)	1,122	-100%
Change in fair value of crypto assets – Bitcoin	(45)	174	(219)	-126%
Realized loss (gain) on sale of crypto assets – Bitcoin	46	(314)	360	-115%
Change in fair value of 2024 SEPA derivative liabilities	(66)	(110)	44	-40%
Gain on troubled debt restructurings	-	(3,707)	3,707	-100%
Other (income) expense, net	(2)	12	(14)	-117%
Total other income, net	(89)	(5,045)	4,956	-98%
Net (loss) income	$(2,173)	$2,982	$(5,155)	-173%

Revenue

Total revenue increased by $0.1 million, or 88%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to a $0.2 million increase in data delivery revenue as the Company continued its transition to a unified RWD platform, driving increased customer adoption and higher data delivery volumes. This growth was partially offset by lower subscription revenue due to the decommissioning of the BEAM platform in May 2025.

Cost of Revenue

Cost of revenue was $0.9 million for the three months ended June 30, 2026, compared to $0.4 million for the three months ended June 30, 2025, representing an increase of $0.5 million, or 116%. The increase was primarily attributable to a $0.4 million increase in software costs as we continue to execute our strategy to advance our AI-enabled real-world data platform, and a $0.1 million increase in data acquisition and curation costs incurred to support increased data delivery revenue generated through our iRWD platform.

General and Administrative

General and administrative expenses were $1.0 million for the three months ended June 30, 2026, compared to $1.2 million for the three months ended June 30, 2025, a decrease of $0.2 million, or 17%. The decrease was primarily attributable to a $0.3 million decrease in professional fees, largely due to lower consulting and legal costs, and a $0.1 million decrease in other miscellaneous general and administrative expenses. These decreases were partially offset by a $0.2 million increase in share-based compensation expense related to equity awards granted during the second half of 2025 and 2026 and a $0.1 million increase in salaries and related personnel costs resulting from headcount growth.

Sales and Marketing

Sales and marketing expenses were $0.4 million for the three months ended June 30, 2026, compared to $0.3 million for the three months ended June 30, 2025, an increase of $0.1 million, or 52%. The increase was primarily attributable to a $0.1 million increase in salaries and related personnel costs resulting from headcount growth to support our sales and marketing activities and increased spending on trade shows, consultants, and other business development initiatives intended to support growth of our iRWD platform.

Research and Development

Research and development expenses were $0.3 million for the three months ended June 30, 2026, compared to $0.4 million for the three months ended June 30, 2025, a decrease of $0.1 million, or 15%. The decrease was primarily attributable to a $0.1 million decrease in contractor costs as certain development activities were transitioned from external resources to internal personnel.

Interest Expense

Interest expense for the three months ended June 30, 2026 was generally consistent with interest expense for the three months ended June 30, 2025.

Change in Fair Value of Warrants

The change in fair value of warrants is composed of the re-measurement adjustment for our liability-classified warrants that were issued in connection with the Business Combination. The change is mainly due to the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes is composed of the re-measurement adjustment for the PIPE Notes and Yorkville Note which are carried at fair value. The change is mainly due to the resulting fluctuations in the market price of shares of Common Stock. Both instruments were converted or repaid in the second quarter of 2025; therefore, no re-measurement adjustment was required for the three months ended June 30, 2026

Change in Fair Value of Crypto Assets – Bitcoin

The change in fair value of crypto assets – Bitcoin during the three months ended June 30, 2026 and 2025 reflects the change in the price of Bitcoin.

Realized Loss (Gain) on Sale of Crypto Assets – Bitcoin

The realized loss (gain) on sale of crypto assets – Bitcoin during the three months ended June 30, 2026 and 2025 reflects the change in the market price of Bitcoin upon sale compared to its purchase price.

Change in Fair Value of 2024 SEPA Derivative Liabilities

The change in fair value of 2024 SEPA derivative liabilities is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period.

Gain on Troubled Debt Restructurings

Gain on troubled debt restructuring during the three months ended June 30, 2025 was primarily driven by our settlement of deferred underwriter fees which resulted in a gain of $2.7 million. In addition, we restructured trade payables with three separate vendors leading to an additional gain of $0.9 million. During the three months ended June 30, 2026, we did not restructure any of our debt or trade payables.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenue
Subscription revenue	$-	$105	$(105)	-100%
Data delivery revenue	388	187	201	107%
Total revenue	388	292	96	33%
Cost of revenue	1,542	737	805	109%
Gross margin	(1,154)	(445)	(709)	159%
Operating expenses
General and administrative	2,254	2,615	(361)	-14%
Sales and marketing	769	542	227	42%
Research and development	636	749	(113)	-15%
Total operating expenses	3,659	3,906	(247)	-6%
Loss from operations	(4,813)	(4,351)	(462)	11%
Other (income) expense, net
Interest expense	19	52	(33)	-63%
Change in fair value of warrants	(47)	3	(50)	-1667%
Change in fair value of convertible notes	-	(1,285)	1,285	-100%
Change in fair value of crypto assets – Bitcoin	(147)	837	(984)	-118%
Realized loss (gain) on sale of crypto assets – Bitcoin	234	(844)	1,078	-128%
Change in fair value of 2024 SEPA derivative liabilities	(245)	(434)	189	-44%
Gain on troubled debt restructurings	-	(3,707)	3,707	-100%
Other (income) expense, net	(2)	(53)	51	-96%
Total other income, net	(188)	(5,431)	5,243	-97%
Net (loss) income	$(4,625)	$1,080	$(5,705)	-528%

Revenue

Total revenue increased by $0.1 million, or 33%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to a $0.2 million increase in data delivery revenue as the Company continued its transition to a unified RWD platform, driving increased customer adoption and higher data delivery volumes. This growth was partially offset by lower subscription revenue due to the decommissioning of the BEAM platform in May 2025.

Cost of Revenue

Cost of revenue was $1.5 million for the six months ended June 30, 2026, compared to $0.7 million for the six months ended June 30, 2025, representing an increase of $0.8 million, or 109%. The increase was primarily attributable to a $0.6 million increase in software costs as we continued to execute our strategy to advance our AI-enabled real-world data platform, a $0.1 million increase in salary and related personnel costs driven by headcount growth and a $0.1 million increase in data acquisition and curation costs incurred to support increased data delivery revenue generated through our iRWD platform.

General and Administrative

General and administrative expenses were $2.3 million for the six months ended June 30, 2026, compared to $2.6 million for the six months ended June 30, 2025, representing a decrease of $0.4 million, or 14%. The decrease was primarily attributable to a $0.6 million reduction in professional fees, primarily due to lower legal, consulting, and other professional service costs, and a $0.1 million decrease in other general and administrative expenses. These decreases were partially offset by a $0.3 million increase in share-based compensation expense related to equity awards granted during 2025 and 2026 and a $0.1 million increase in salaries and related personnel costs resulting from headcount growth.

Sales and Marketing

Sales and marketing expenses were $0.8 million for the six months ended June 30, 2026, compared to $0.5 million for the six months ended June 30, 2025, representing an increase of $0.2 million, or 42%. The increase was primarily attributable to a $0.1 million increase in salaries and related personnel costs resulting from headcount growth to support the Company’s sales and marketing activities and increased spending on trade shows, consultants, and other business development initiatives intended to support growth of the Company’s iRWD platform.

Research and Development

Research and development expenses were $0.6 million for the six months ended June 30, 2026, compared to $0.7 million for the six months ended June 30, 2025, representing a decrease of $0.1 million, or 15%. The decrease was primarily attributable to a $0.2 million decrease in contractor costs, which is partially offset by a $0.1 million increase in share-based compensation expense associated with equity awards granted during 2025 and 2026.

Interest Expense

Interest expense for the six months ended June 30, 2026 was generally consistent with interest expense for the six months ended June 30, 2025.

Change in Fair Value of Warrants

The change in fair value of warrants is composed of the re-measurement adjustment for our liability-classified warrants that were issued in connection with the Business Combination. The change is mainly due to the resulting fluctuations in the market price of shares of Common Stock.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes is composed of the re-measurement adjustment for the PIPE Notes and Yorkville Note which are carried at fair value. The change is mainly due to the resulting fluctuations in the market price of shares of Common Stock. Both instruments were converted or repaid in the second quarter of 2025; therefore, no re-measurement adjustment was required for the six months ended June 30, 2026.

Change in Fair Value of Crypto Assets – Bitcoin

The change in fair value of crypto assets – Bitcoin during the six months ended June 30, 2026 and 2025 reflects the change in the price of Bitcoin.

Realized Loss (Gain) on Sale of Crypto Assets – Bitcoin

The realized loss (gain) on sale of crypto assets – Bitcoin during the six months ended June 30, 2026 and 2025 reflects the change in the market price of Bitcoin upon sale compared to its purchase price.

Change in Fair Value of 2024 SEPA Derivative Liabilities

The change in fair value of 2024 SEPA derivative liabilities is primarily driven by expected sales of our Common Stock to Yorkville and projections on the future path of the Company’s stock price during the commitment period.

Gain on Troubled Debt Restructurings

Gain on troubled debt restructuring during the six months ended June 30, 2025 was primarily driven by our settlement of deferred underwriter fees which resulted in a gain of $2.7 million. In addition, we restructured trade payables with three separate vendors leading to an additional gain of $0.9 million. During the six months ended June 30, 2026, we did not restructure any of our debt or trade payables.

Liquidity and Capital Resources

As of June 30, 2026, our principal sources of liquidity were proceeds from related party investors, private placement transactions, investments in Bitcoin and cash received from customers.

The following table shows net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in)
Operating activities	$(3,417)	$(4,043)
Investing activities	408	1,250
Financing activities	2,782	2,743

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

During the six months ended June 30, 2026, we used $3.4 million of cash in operating activities, primarily resulting from our net loss of $4.6 million, offset by non-cash charges of $0.7 million and cash provided by changes in our operating assets and liabilities of $0.5 million.

During the six months ended June 30, 2025, we used $4.0 million of cash in operating activities, primarily resulting from non-cash charges of $4.9 million and cash provided by changes in our operating assets and liabilities of $0.2 million, offset by our net income of $1.1 million.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases and Bitcoin purchases and sales.

During the six months ended June 30, 2026, net cash provided by investing activities was $0.4 million, primarily consisting of proceeds from Bitcoin sales of $0.4 million.

During the six months ended June 30, 2025, net cash provided by investing activities was $1.2 million, primarily consisting of proceeds from Bitcoin sales of $3.5 million offset by Bitcoin purchases of $2.2 million.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $2.8 million, consisting of $2.1 million in net proceeds from related party subscription agreements and $1.0 million in net proceeds from the 2024 SEPA, partially offset by debt repayments of $0.3 million.

During the six months ended June 30, 2025, net cash provided by financing activities was $2.7 million, consisting of $1.2 million in net proceeds from related party subscription agreements and $2.5 million in net proceeds from private placements, partially offset by aggregate repayments of $1.0 million of debt and deferred underwriter fees.

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

The following table summarizes our material cash requirements as of June 30, 2026:

		Payments due in:
	Total	Less than 1 year	1-3 years
Accounts payable & accrued expenses	$3,474	$3,474	$-
Loans payable	701	569	132
	$4,175	$4,043	$132

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K, the notes to our audited financial statements appearing in the Form 10-K, and the notes to the financial statements appearing elsewhere in this Report. Except as described in this Report, there have been no material changes to these critical accounting policies and estimates through June 30, 2026 from those discussed in the Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were ineffective because of material weaknesses in our internal controls over financial reporting which were not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company entered into a subscription agreement, dated April 1, 2026, with Dr. Jeffrey Yu, a director of the Company, pursuant to which the Company issued 903,614 shares of Common Stock to Dr. Yu at a price of $0.83 per share. The Company received net proceeds of approximately $750,000 from the related party subscription agreement. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act.

The Company entered into a letter agreement, dated April 1, 2026, with Dr. Jeffrey Yu, a director of the Company, pursuant to which the Company issued 219,429 shares of Common Stock in lieu of prior cash compensation owed to Dr. Yu at a conversion price of $0.83 per share. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act.

The Company entered into a subscription agreement, dated April 23, 2026, with Dr. Thomas Kosasa, a director of the Company, pursuant to which the Company issued 280,898 shares of Common Stock to Dr. Kosasa at a price of $0.89 per share. The Company received net proceeds of approximately $250,000 from the related party subscription agreement. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act.

The Company entered into a subscription agreement, dated May 18, 2026, with Dr. Thomas Kosasa, a director of the Company, pursuant to which the Company issued 268,817 shares of Common Stock to Dr. Kosasa at a price of $0.93 per share. The Company received net proceeds of approximately $250,000 from the related party subscription agreement. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act.

The Company entered into a subscription agreement, dated June 12, 2026, with Dr. Thomas Kosasa, a director of the Company, pursuant to which the Company issued 158,730 shares of Common Stock to Dr. Kosasa at a price of $0.63 per share. The Company received net proceeds of approximately $100,000 from the related party subscription agreement. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act.

The Company entered into a subscription agreement, dated June 16, 2026, with Dr. Jeffrey Yu, a director of the Company, pursuant to which the Company issued 172,414 shares of Common Stock to Dr. Yu at a price of $0.58 per share. The Company received net proceeds of approximately $100,000 from the related party subscription agreement. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act.

During the three months ended June 30, 2026, pursuant to the terms of the 2024 SEPA, the Company issued Yorkville an aggregate of 953,862 shares of Common Stock for aggregate gross proceeds of $486,681. The issuance of such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act.

Except as set forth above, during the three months ended June 30, 2026, we did not have issuances of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Report:

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of OneMedNet Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2023).
3.2	Amended and Restated Bylaws of OneMedNet Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
10.1	Standby Equity Purchase Agreement, dated as of July 1, 2026, by and between OneMedNet Corporation and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2026).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

# The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2026.

OneMedNet Corporation

By:	/s/ Robert Golden
Robert Golden
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

